Form 10-K
period 2023-12-31
OWENS & MINOR INC/VA/
filed 2024-02-20
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-9810

OWENS & MINOR, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9120 Lockwood Boulevard Mechanicsville, Virginia	23116
(Address of principal executive offices)	(Zip Code)

Post Office Box 27626,
Richmond, Virginia	23261-7626
(Mailing address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value	OMI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $1,423,793,358 as of June 30, 2023.

The number of shares of the Company’s common stock outstanding as of January 31, 2024 was 76,596,696 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on May 9, 2024, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Part I

Item 1. Business

General

Owens & Minor, Inc., along with its subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. We report our business under two segments: Products & Healthcare Services and Patient Direct, which are described in further detail below. Our teammates serve healthcare industry customers in approximately 80 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Founded in 1882, Owens & Minor was incorporated in 1926 and has operated continuously from its Richmond, Virginia headquarters. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving international scale in the healthcare market. Today, we have production, distribution, storage, customer service and sales facilities located across the United States (U.S.), Canada, Asia, Australia, Europe and Latin America.

Acquisition of Apria

On March 29, 2022 (Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022 (Apria Acquisition), in exchange for approximately $1.7 billion, net of $144 million of cash acquired. See Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements included in this annual report for further information. This division is reported in the Patient Direct segment.

Products & Healthcare Services

In our Products & Healthcare Services segment, we offer a comprehensive portfolio of products and services to healthcare providers and manufacturers. This segment is vertically-integrated, starting with Americas-based manufacturing, using our proprietary technology, teammates, and leased or owned production facilities. We manufacture from raw material all the way to finished goods before transferring product to our distribution center network. Our portfolio of medical and surgical supplies includes branded products purchased from manufacturers and our own proprietary products. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the world.

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

We operate a network of distribution centers located throughout the U.S., which are strategically located to efficiently serve our customers. Investments in information technology support our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply chain management. For the products we manufacture, we operate distribution centers located in the U.S. that ship finished products to customers, as well as other distribution sites that also have customer shipping capabilities, in order to optimize cost and customer service requirements.

We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We use low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes. We partner with a third party company to deliver most supplies in the U.S. We also use contract carriers and parcel delivery services when they are more cost-effective and timely.

The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost of the product agreed to by the supplier and customer or Group Purchasing Organization (GPO). We price our services for other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of distribution, selling and administrative (DS&A) expenses, rather than with the cost of the product, which is a component of cost of goods sold.

Our Products & Healthcare Services segment manufactures and sources medical surgical products through our production and kitting operations. We provide medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels.

Our manufacturing facilities are located in the U.S., Thailand, Honduras, Mexico and Ireland. Our business has recognized brands across its portfolio of product offerings, including sterilization wrap, surgical drapes and gowns, facial protection, protective apparel, medical exam gloves, custom and minor procedure kits and other medical products. We use a wide variety of raw materials and other inputs in our production processes, with polypropylene polymers and nitrile constituting our most significant raw material purchases. We base our purchasing decisions on quality assurance, cost effectiveness and regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. Global commodity prices can affect pricing of certain raw materials on which we rely. In our Halyard product line, polypropylene polymers, which are oil based, and nitrile represent a significant component of our manufacturing costs. In addition, the prices of other raw materials we use, such as resins and finishing supplies, often fluctuate in response to changes in oil prices.

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

Patient Direct

Our Patient Direct segment provides delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the U.S. The segment offers a comprehensive range of products and services for in-home care and delivery across diabetes treatment, home respiratory therapy (including home oxygen and non-invasive ventilation services), and obstructive sleep apnea treatment (including continuous positive airway pressure (CPAP) and bi-level positive airway pressure devices, and patient support services). Additionally, Patient Direct supplies a wide range of other home medical equipment, patient care product lines including ostomy, wound care (including negative pressure wound therapy), urology, incontinence and other products and services to help improve the quality of life for patients with home care needs. Revenues are generated through fee-for-service and capitation arrangements with large government and commercial payors (Payors) for equipment, supplies, services and other items rented and sold to patients. We provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Patient Direct is one of the industry’s highest-quality providers of home healthcare equipment, medical supplies and related services, while maintaining a commitment to being a low-cost operator. We aim to provide a compelling value proposition to patients, providers and Payors by allowing patients to receive necessary care and services in the comfort of their own home, while, at the same time, reducing the costs of treatment.

Patient Direct has a nationwide sales force, focusing on managed care and key referral sources, along with centers of excellence strategically located in the U.S. aligned with specific mail order product categories and a nationwide network with over 300 locations to optimize shipping distance and time, to serve patients.

Our Customers

The Products & Healthcare Services segment provides products and services to thousands of healthcare providers, along with certain retailers either directly or indirectly through third-party distributors. Our Patient Direct segment provides delivery of disposable medical supplies and equipment rented and sold directly to patients and home health agencies, for which payments are received from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers, home health agencies, and directly from patients. Medicare contracts within our Patient Direct segment may be subject to a Competitive Bidding Process (CBP) for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), as further described in the Regulation section.

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

			Sales to Members as a
	Year of Renewal or		% of Consolidated
GPO	Extension	Term	Net Revenue in 2023
Vizient	2023	5 years	34%
Premier	2021	5 years	19%
HPG	2022	4 years	11%

We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.

Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. No sales of products from any individual suppliers exceeded 10% of our consolidated net revenue for 2023.

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

On March 14, 2023, we entered into the Master Receivables Purchase Agreement (RPA), pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (Purchaser) in exchange for cash. We account for these transactions as sales, with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the accounts receivable securitization program (Receivables Financing Agreement).

Competition

The industries in which we operate are highly competitive. Products & Healthcare Services competitors include two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and Medline Industries, Inc. We also compete against other product manufacturers, including Hogy Medical, Multigate Medical Products, Mölnlycke Health Care and the HARTMANN Group. In addition, we compete with a number of regional and local distributors, and customer self-distribution models. Major outsourced logistics competitors serving healthcare manufacturers in the U.S. include United Parcel Service and FedEx Corporation.

Within our Global Products division in the U.S., several of our distribution partners and GPOs directly compete with us by sourcing their own brands. We compete against reusable products, or low usage of infection prevention products, due in large part to limited awareness and education on infection prevention practices and products. The highly competitive environment requires us to seek out technological innovations and to market our products effectively. Our products face competition from other brands that may be less expensive than our products and from other companies that may have more resources than we do. Competitive factors include price, alternative clinical practices, innovation, quality and reputation. To successfully compete, we must demonstrate that our products offer higher quality, more innovative features or better value versus other products.

In our Patient Direct segment, we compete against national providers that deliver products and services to patients’ homes, including AdaptHealth Corp., Lincare, Rotech, Aerocare, Inogen, Viemed Healthcare, Inc., as well as regional and local providers. In addition, pharmacy benefit managers, such as CVS Health Corporation, compete with us in the home healthcare market.

Research and Development

We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. In our Products & Healthcare Services segment, we are focused on maintaining and improving our market position by providing innovative customer-preferred product enhancements, with a particular emphasis on the operating room. Leveraging customer insights and our vertically integrated manufacturing capabilities, we seek to continuously improve our product designs, specifications and features to deliver cost efficiencies while improving healthcare worker and patient protection. We continuously refresh our surgical drape and gown portfolio to ensure that our products are aligned with the latest medical and procedural standards. Our research team works with healthcare providers to develop and design exam glove and apparel portfolios that optimize comfort and fit and provide cost-effective infection prevention solutions for use by healthcare providers. We are also investing in new categories and solutions that complement our technical expertise and existing intellectual property. We are particularly focused on those new categories that we believe will leverage our existing scalable technology platforms as well as our sales and marketing expertise. We incurred research and development costs of $13.2 million, $11.8 million, and $12.1 million for the years ended 2023, 2022 and 2021.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to the growth of our Products & Healthcare Services segment. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position.

On a regular basis, we review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property owned by others.

We have approximately 825 patents and patent applications pending in the U.S. and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have approximately 580 issued patents. These patents generally expire between 2024 and 2044. We do not license any patents from third parties that are material to our business.

We also file patent applications for innovative product lines and solutions that result from our technical expertise. In order to protect our ongoing research & development investments, we have approximately 110 pending patent applications.

With respect to trademarks, we have approximately 1,280 trademarks and trademark applications pending in the U.S. and other countries that are used to designate or identify our company or products. We have approximately 1,100 registered trademarks and approximately 175 pending trademark applications.

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

Healthcare is an industry of rapid regulatory change. Changes in the laws and regulations and new interpretations of or guidelines relating to existing laws and regulations may affect permissible activities and compliance requirements, licenses and approvals required to be held, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We cannot predict the future of federal, state, local and foreign regulation or legislation, or possible changes in national healthcare policies. Future legislative and regulatory changes could have a material adverse effect on our financial condition, results of operations and cash flows.

General Regulation

Privacy

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the collection, dissemination, security, use and confidentiality of Protected Health Information (PHI). HIPAA includes a number of requirements pertaining to the privacy and security of certain PHI, as well as the standard formatting of certain electronic health transactions. As part of the provision of, and billing for, healthcare equipment and services, our Patient Direct segment is required to collect and maintain PHI and as such, are subject to HIPAA as a covered entity. HIPAA also applies to business associates of covered entities, which are individuals and entities that provide services for or on behalf of those covered entities. Failure of our business associates to comply with HIPAA requirements can adversely impact our business. Numerous other federal and state laws that protect the confidentiality, privacy, availability, integrity and security of PHI and healthcare related data also apply to us. In many cases, these laws are more restrictive than, and not preempted by, the HIPAA and HITECH rules and requirements, and may be subject to varying interpretation by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expenses, adverse publicity and liability. We are also subject to privacy laws outside the U.S. See “Products & Healthcare Services-Global Privacy Regulation.”

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

Certain of our teammates in our Patient Direct segment are authorized and/or licensed under various federal, state and local requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, infection control and care plans. Additionally, certain states may require certain of our teammates to complete training programs, undergo background checks, and maintain state certification. In addition, various federal and state authorities and clinical practice boards regulate the licensure of our clinical specialists, working either directly as employees or on a per diem or contractual basis, and in our facilities. We believe we are currently licensed appropriately as required by the laws of the jurisdictions in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing or future markets.

In the U.S., the Federal Food, Drug, and Cosmetic Act (FFDCA), Food and Drug Administration (FDA) regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution and post-market surveillance. We must also comply with laws and regulations governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our manufacturing and distribution centers. This includes oversight by the FDA, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security (DHS), the Occupational Safety and Health Administration, the Department of Labor, the Equal Employment Opportunity Commission, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. For example, our locations that fill and distribute medical oxygen containers must register with the FDA as a medical gas manufacturer, and these registered locations are subject to extensive regulation. Among other requirements, the FDA’s Current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we operate medical gas facilities, we are subject to regulation under varying state health and safety laws. The FDA and state authorities conduct periodic, unannounced inspections at our facilities to assess compliance with cGMPs and other regulations. Failure to comply with applicable requirements can lead to a variety of administrative or legal sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We expend significant resources to achieve compliance with federal and state law requirements at each of our facilities. There can be no assurance, however, that these efforts will be successful and that our facilities will achieve and maintain compliance with applicable federal, state and local law requirements. We are also subject to certain federal and state disclosure requirements regarding financial arrangements within the healthcare industry.

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

Certain environmental laws and regulations impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows. However, there can be no guarantee that these releases or newly-discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

In addition, governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws, including recent California legislation, may include limitations on greenhouse gas emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on us. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures or our results of operations.

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

Fraud and Abuse Laws

There are various federal and state laws that regulate the operation of healthcare providers, including those that prohibit fraudulent and abusive business practices by healthcare providers, suppliers, and parties that contract with such providers and suppliers who participate in, receive payments from or are in a position to make or influence referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Of particular importance, each of which may be amended and updated from time to time, are:

●	The federal Anti-Kickback statute and similar state equivalents prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $50,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act (FCA). Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●	The federal Physician Self-Referral Law, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, if these entities provide certain designated health services (including home healthcare services) reimbursable by Medicare or Medicaid, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $27,750 per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $185,009 for a circumvention scheme;
●	The FCA and similar state laws provide, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Among the many other potential bases for liability is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. The federal government has taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. The FCA may be enforced directly by the federal government or by a whistleblower on the government’s behalf;
●	The federal Eliminating Kickbacks in Recovery Act, which imposes criminal liability on individuals or entities that pay, receive, or solicit any remuneration in return for patient referrals to recovery homes, clinical treatment facilities, or laboratories;
●	The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	Similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party Payor, including commercial insurers or services paid out-of-pocket by patients; and
●	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.

To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) and the U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG) have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. An example of the continued prioritization by the DOJ on corporate and healthcare matters is evidenced by the September 2022 release of the Monaco Guidelines, which reflect enhancements to long-standing DOJ Guidelines on corporate accountability. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase costs or otherwise have an adverse effect on operations. In addition, because of the potential for large monetary exposure under the FCA, which provides for treble damages and mandatory minimum penalties of $13,508 to $27,018 per false claim or statement, with such penalty amounts being updated from time to time, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

On December 18, 2020, prior to the completion of the Apria Acquisition on the Acquisition Date, a federal judge approved a civil and administrative settlement between Apria and the U.S. and certain state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilation products (NIVs). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIVs covered by private insurers.

To resolve any potential liability regarding alleged improper use of NIVs, Apria agreed to enter a civil settlement agreement and to pay $40 million to the federal government and the states. Apria also agreed with the California Department of Insurance to pay $500,000 to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871 et seq. Apria separately agreed with the relators to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 Ill. Comp. Stat. 92/1 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. All amounts were paid prior to the Acquisition Date.

As part of the settlement, Apria also entered into a five-year Corporate Integrity Agreement (CIA) with the HHS OIG. The CIA requires Apria to maintain its ongoing corporate compliance program and implement a set of defined corporate integrity activities for a period of five years from the effective date of the CIA. Among other things, the CIA requires Apria to impose certain oversight obligations on Apria’s board of directors; provide certain management certifications; continue or implement, as applicable, certain compliance training and education; and engage an Independent Review Organization to perform certain reviews. The CIA also includes certain reporting, certification, record retention, and notification requirements. In the event of a breach of the CIA, Apria could become liable for payment of certain stipulated penalties or could be excluded from participation in federal healthcare programs.

Federal and state agencies and health insurance carriers often conduct audits and request customer records and other documents to support claims submitted for payment of services rendered to customers. In response to an audit or inquiry, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers, which may be challenging. If a determination is made that our records or the patients’ medical records are insufficient to meet requirements for the claims, we could be subject to denials or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that such an audit results in major discrepancies of claims records which lacked medical necessity, we may be subject to broader corrective measures, including extrapolation of audit results across a wider population of claims, submission of recoupment demands for claims other than those examined in the audit, or placing us on a full pre-payment review.

Products & Healthcare Services

Global Operations

Our operations are subject to local, country and regional regulations, such as those promulgated by the European Medicines Agency and the Medical Devices Directive. In addition, quality requirements are imposed by customers which audit our operations on a regular basis. Each of our manufacturing locations is licensed or registered with the appropriate local authority. We believe we are in material compliance with all applicable statutes and regulations, as well as prevailing industry best practices, in the conduct of our business operations outside of the U.S.

Since we market our products worldwide, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Certain additional risks are inherent in conducting business outside the U.S., including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action.

Our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, as well as data privacy laws that require safeguards for the protection of healthcare and other personal data. In addition, we are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace as well as laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the U.S.

Global Privacy Regulation

Our international operations are impacted by data privacy laws that require safeguards for the protection of healthcare and other personal data. Data protection laws and regulations are evolving globally and may continue to add additional compliance costs and legal risks to our international operations. In the European Union, the General Data Protection Regulation (EU GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the EU GDPR, regulatory penalties may be passed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The United Kingdom (U.K.) has implemented similar legislation (the U.K. GDPR) that carries similar compliance and operational costs, and potential fines, as the EU GDPR. The costs of compliance with, and other burdens imposed by, the EU GDPR, U.K. GDPR and other international data protection laws may impact our operations outside the U.S. and may limit the ways in which we can provide services or use personal data collected while providing services.

Anti-bribery and Corruption

We are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act. These regimes have been the focus of increasing enforcement activity globally in recent years. A violation of the FCPA or other similar laws by us and/or our agents or representatives could result in, among other things, the imposition of fines and penalties, changes to our business practices, the termination of or other adverse impacts under our contracts or debarment from bidding on contracts, and/or harm to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

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

Demand for many of the existing and new medical devices and supplies dispensed to our customers is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse us and our customers for their members’/beneficiaries’ medical expenses in the jurisdictions where we do business. Statutory and regulatory requirements for Medicare, Medicaid and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), each contain provisions that have directly impacted reimbursement for the products we provide. Reimbursement from private third-party Payors varies and is dependent on contract negotiations and there is no guarantee that such contracts will be profitable, and failure to comply with these contracts may result in termination or financial liabilities. Efforts by Payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by healthcare companies. It is possible that healthcare companies will continue to experience a shift in Payor mix away from fee-for-service Payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality-driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments.

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

The MMA established a Competitive Bidding Process (CBP) for certain DMEPOS we provide. The DMEPOS CBP impacts the Medicare reimbursement amounts for suppliers of certain DMEPOS items, and in the past, included some DMEPOS items that we provide to our patients. Cumulatively, in previous competition rounds of the DMEPOS CBP in effect between 2011 and 2018, we were offered contracts for a substantial majority of the product categories for which we submitted bids. Competitive bidding contracts are expected to be re-bid at least every three years. While we cannot predict the outcome of the DMEPOS CBP on our business in the future nor the Medicare payment rates that will be in effect in future years, the program may materially adversely affect our financial condition, results of operations and cash flows.

State Medicaid programs implement reimbursement policies for the products and services we provide which can vary from state to state. We cannot predict whether states may consider adopting reimbursement reductions or whether any such changes could have a material adverse effect on our business.

Marketing and Transparency Reporting Laws

Communications with consumers are also subject to laws and regulations governing communications, including the Telephone Consumer Protection Act of 1991 (TCPA), the Federal CAN-SPAM Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations. Under such regulations, companies are restricted in the methods used to contact consumers by email, telephone, and text message, for example, through the use of random or sequential “auto-dialer” devices. Numerous class-action suits under federal and state laws have been filed in recent years against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We believe we are in substantial compliance with the federal regulations we are subject to, as well as state equivalents where applicable. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition, results of operations and cash flows could be adversely affected.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act (FDCPA) and comparable statutes in many states. Under the FDCPA, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. We believe we are in substantial compliance with the FDCPA and comparable state statutes where applicable. If our collection practices are viewed as inconsistent with these standards, we may be subject to damages and penalties.

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

At the end of 2023, we employed approximately 13,700 full-time and part-time teammates in the U.S. and 8,500 teammates outside of the U.S (OUS). None of our U.S. teammates are represented by a labor union or subject to a collective bargaining agreement (CBA), but certain OUS teammates are represented and covered by labor agreements. Throughout our operations, we continue to have positive relationships with our teammates, as well as the unions and works councils that represent our OUS teammates.

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

In order to take advantage of available opportunities and successfully implement our long-term strategy, we understand that we must be able to employ, train and retain skilled personnel. To that end, we support and utilize various training and educational initiatives, and we have developed Company-wide and project-specific teammate training and educational programs. Key programs focus on teammate safety, leadership development, health and wellness, work-life balance, talent management, diversity and inclusion, and teammate engagement. We believe that diversity, inclusion, and teammate engagement are integral to our Life Takes Care purpose, vision, strategy and business success. We pride ourselves on sustaining a culture that respects teammates and values concern for others. We believe that fostering an environment that values diversity, inclusion and ethical conduct creates an organization that is able to embrace, leverage and respect differences among our teammates, customers and the communities where we live, work and serve. As a result, we created Teammate Resource Groups (TRGs) to provide support and help in personal and career development while creating a safe space where teammates can bring their authentic selves to work every day. Our current TRGs include Black Heritage, Outreach, Mentorship and Enrichment, Asian and Pacific Islanders Rising to Excellence,

Hispanic Organization for Leadership and Achievement, LGBTQ+, Veterans, Women’s Empowerment Network, Women in Technology, Diverse Abilities Inclusion and Support, and Young Emerging Professionals. We also believe that our teammates are the face of Owens & Minor, and we expect every teammate to model our values and commitment to ethical business practices as set forth in our Code of Honor.

In 2021, we established the Owens & Minor Foundation, which is dedicated to building healthier communities through impactful contributions to the charitable and civic organizations it serves. The Owens & Minor Foundation focuses on three primary areas, the environment, healthcare, and diversity and inclusion.

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

Teammate Benefits

We believe teammate benefits are an essential component of a competitive total compensation package. Our benefits programs are designed to attract and retain top talent, and include medical, health and dental insurance, short-term and long-term disability insurance, accidental death and dismemberment insurance, life insurance, travel and accident insurance, our annual and long-term incentive plans, teammate stock purchase plan and our 401(k) savings and retirement plan.

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

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. We make these filings available free of charge through the SEC Filings link in the Investor Relations content section on our website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K.

Furthermore, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding Owens & Minor, Inc. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

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

In 2023, although no single customer accounted for 5% of our consolidated net revenue, our top ten customers in the U.S. represented approximately 20% of our consolidated net revenue. In addition, in 2023, approximately 64% of our consolidated net revenue was from sales to member hospitals under contract with our largest GPOs: Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship or Payor, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We do not have contracts or exclusive arrangements with most hospitals or physicians for our Patient Direct segment. Instead, we attempt to work closely with hospitals and physicians to accept discharges and referrals of their patients who require our services. Therefore, the success of our Patient Direct segment is significantly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, if there is an actual or perceived decrease in the quality of service and care levels we provide, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline. In addition, our relationships with referral sources are subject to federal and state healthcare laws such as the U.S. federal Anti-kickback Statute (Anti-kickback Statute) and the U.S. federal Stark Law (Stark Law), and compliance with these laws limits the scope of our relationships with our referral sources.

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

Our business is dependent on certain significant suppliers.

In our Products & Healthcare Services segment in the U.S., we distribute products from approximately 1,000 suppliers and are dependent on these suppliers for the continuing supply of products. In 2023, sales of products of our ten largest domestic suppliers accounted for approximately 37% of consolidated net revenue. No sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2023. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In our Patient Direct segment, we currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment and supplies for our home healthcare business. From time to time, we also enter into certain exclusive arrangements with suppliers for the provision of patient service equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations and cash flows. We often use suppliers selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, such as the disruptions associated with the Philips Respironics recall as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may reduce our income and could force us to use alternative suppliers. Any change in the existing suppliers we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our results of operations and cash flows. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

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

As described in Item 1C, we have an integrated framework to prevent, identify and mitigate risks related to cybersecurity attacks on our systems. Despite physical, technical, and administrative security measures by us and our external service providers and consultants, our technology systems and operations have in the past and may be in the future subject to cyberattacks from sources beyond our control. In recent years, cyberattacks in our industry have increased and become more sophisticated. For instance, we expect threat actors may use more advanced tools and techniques, such as artificial intelligence, that are designed to circumvent security controls. As a result, the risk of a cyberattack on our systems has increased. We do not oversee or actively monitor cybersecurity risks related to our external service providers and we rely on these providers to inform us of risks, breaches or cyberattacks. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A future cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, or the third party service providers on which we rely, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, our growth and strategic initiatives, results of our operations, financial condition and cash flows.

An interruption in the ability of our business to manufacture products may have a material adverse effect on our business.

We manufacture the majority of our products in 17 facilities: 12 in the U.S., two in Mexico, and one each in Thailand, Ireland and Honduras. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including pandemics, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business and operations depend on the proper functioning of critical facilities and distribution networks.

Damage or disruption to any of our facilities or distribution capabilities due to pandemic, weather, natural disaster, fire, terrorism, strikes, trade restrictions, the financial and/or operational instability of key suppliers, geo-political events (such as the Russia-Ukraine conflict or the Israel-Hamas War) or other reasons could impair our ability to offer services, distribute products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In connection with our growth strategy, we from time to time acquire other businesses, that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following: expenses and difficulties in the transition and integration of operations and systems; complexities associated with managing the expanded operations; retention of current customers and the ability to obtain new customers; the assimilation and retention of personnel; accounting, tax, regulatory and compliance issues; difficulties in implementing uniform controls, procedures, policies and information systems; unanticipated expenses, delays or regulatory issues associated with integrating the operations; general economic conditions in the markets in which the acquired businesses operate; difficulties encountered in conducting business in markets where we have limited experience and expertise; difficulties obtaining or failure to obtain necessary regulatory licenses and Payor-specific approvals; diversion of management’s attention caused by completing the integration of the operations; inadequate indemnification from the seller; and failure of the seller to perform under any transition services agreement.

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

U.S. Generally Accepted Accounting Principles (GAAP) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a failure to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, estimated demand and selling prices for personal protective equipment (PPE) or other products, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. No impairment charges to goodwill were recorded in 2023, 2022, or 2021. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

Industry and Economic Risks

We face increasing competition, accelerating pricing pressure and changes in technology.

The medical/surgical supply distribution industry in which our Products & Healthcare Services segment operates is highly competitive and characterized by pricing and margin pressure for our business. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain outsourced logistics companies. In the U.S., several of our distribution partners and GPOs directly compete with us by sourcing their own brands. Competitive factors within the medical/surgical supply distribution industry include market pricing, the relative bargaining power of provider networks and GPOs, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses.

The home healthcare industry in which our Patient Direct segment operates is also intensely competitive and highly fragmented. There are a large number of providers, including hospital systems, physician specialists and sleep labs, industrial gas manufacturers, home healthcare agencies, health maintenance organizations, and alternative treatment providers. There are also relatively few barriers to entry in local home healthcare markets. Hospitals, health systems, and Payors are routinely looking to provide coverage and better control of post-acute healthcare services, including home healthcare services of the types we provide. From time to time our contracts are amended (sometimes through unilateral action regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Payors may enlarge their provider networks, reducing the amount of referrals or revenue we may receive from them, reduce their provider networks in exchange for lower payment rates or change the order of preference among the providers to which they refer business. In addition, pharmacy benefit managers, such as CVS Health Corporation, are beginning to compete with us in the home healthcare market. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and, in the case of Amazon.com, Inc. and its emerging pharmacy offerings, entered the healthcare market. In the event such providers enter the home healthcare market, we may experience a loss of referrals or revenue.

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

We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including pandemics, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, or other reasons, that could negatively impact our ability to manufacture or distribute our products and could lead to exposure to regulatory actions. In addition, any material interruption in our supply chain, including as a result of shipping or trade restrictions, could materially adversely affect our business operations and our results of operations, financial condition and cash flows.

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

Uncertainty about current and future economic conditions and other adverse changes in general political conditions may adversely affect demand for our products and services and collectability of our accounts receivable.

Poor or deteriorating economic and political conditions in the U.S. and the other countries in which we conduct business could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Such change in demand may result in further inventory valuation adjustments. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. Further, the potential decline in federal and state revenues that may result from a deterioration in economic and political conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that Payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. Furthermore, the collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that we will be able to improve upon or maintain current levels of collectability and DSO in future periods. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations, financial condition and cash flows. These and other possible consequences of financial and economic decline could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The U.S. and larger global economies experienced high inflation rates during 2023. The Federal Reserve and other Central Banks have raised interest rates more aggressively and, as a result, the risk of a recession is considered by many to be elevated. The present conditions and state of U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event, including inflationary pressures, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets.

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

Changing conditions in the U.S. healthcare industry may impact our results of operations and cash flows.

A large percentage of our revenue is derived in the U.S. We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. National and regional insurers and managed care organizations are regularly attempting to seek reductions in the prices we charge for our products and services to them and their members, including through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. We have faced, and expect to continue to face, pricing pressures due to reductions in provider reimbursement for our products and services. In addition, in recent years, the healthcare industry in the U.S. has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers, health insurers and suppliers generally gives them greater bargaining power to reduce the pricing available to them. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels in the U.S. and other countries where we operate. We, and certain of our employees, also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations, financial condition and cash flows.

Among the U.S. healthcare related laws that we are subject to include the Anti-kickback Statute, the Stark Law, the FCA and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations, financial condition and cash flows.

Our global operations are also subject to risks of violation of laws, including those that prohibit improper payments to and bribery of government officials and other individuals and organizations. These laws include the U.S. FCPA, the U.K. Bribery Act and other similar laws and regulations in foreign jurisdictions, any violation of which could result in substantial liability and a loss of reputation in the marketplace. Failure to comply with these laws also could subject us to civil and criminal penalties that could adversely affect our business, results of operations, financial condition and cash flows.

Our Patient Direct segment is a Medicare-certified supplier and participates in state Medicaid programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations and cash flows. Violations of federal (such as

HIPAA), state or foreign laws (such as the EU GDPR or U.K. GDPR) concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.

Our operations, including our billing practices and our arrangements with healthcare providers, are also subject to extensive federal and state laws and audits, inquiries and investigations from government agencies. For example, in connection with the settlement agreements resolving the investigation conducted by the U.S. Attorney’s Office for the Southern District of New York regarding civil investigative demands, Apria was required to enter into a five-year CIA with the HHS OIG. The CIA provides that Apria will, among other things, impose certain oversight obligations on Apria’s board of directors, provide certain management certifications, and continue or implement, as applicable certain compliance training and education. The CIA also requires Apria to engage independent third parties to review compliance with the CIA, as well as certain reporting, certification, record retention and notification requirements. Failure to comply with the obligations under the CIA could have material consequences for us including monetary penalties or exclusion from participation in federal healthcare programs.

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

Certain of our operations engage in Ethylene Oxide (EtO) sterilization of medical products either directly or indirectly through third-parties. In the U.S., several regulators, including the EPA, the FDA, and agencies at the state and local level, play a role in regulating the use of EtO sterilization. Recent announcements of the temporary or permanent closure of sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EtO emissions at those facilities. We have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we may become a party, will not significantly increase the costs of conducting sterilization operations or curtail or eliminate the use of EtO in our operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, which could have a material adverse effect on our financial condition, results of operations, cash flows, capital resources and liquidity.

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

In the U.S., before we can market a new product, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive clearance or approval from the FDA and certain other regulatory authorities. Most major markets for medical products outside the U.S. also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical product can be costly and time consuming, involve rigorous pre-clinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. We cannot assure you that these clearances and approvals will be granted on a timely basis, or at all. In addition, once a medical product has been cleared or approved, a new clearance or approval may be required before it may be modified, its labeling changed or marketed for a different use. Medical products are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical product or issues relating to its application. The regulatory clearance and approval process may result in, among other things, delayed, if at all, realization of product net sales, substantial additional costs and limitations on the types of products we may bring to market or their indicated uses, any one of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We may become subject to litigation, investigations, claims and other legal proceedings brought by regulatory agencies, third parties, or individuals.

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

We are subject to risks relating to asserted claims, litigation and other proceedings relating to employment and pay practices. We are facing, or may face, claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits or employee benefit claims under California and Federal law. We may also be subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with relevant laws and regulations, interpretations of these laws may change. There is a risk that we could be subject to payment of additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, significant costs in defending such claims, even if groundless, reputational damage, cause us from time to time to significantly increase our legal expenses and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

In addition to product liability claims and litigation, an unsafe condition or injury to, or death of, a patient associated with our products could lead to a recall of, or issuance of a safety alert relating to, our products, or suspension or delay of regulatory product approvals or clearances, product seizures or detentions, governmental investigations, civil or criminal sanctions or injunctions to halt manufacturing and distribution of our products. Any one of these could result in significant costs and negative publicity resulting in reduced market acceptance and demand for our products and harm our reputation. In addition, a recall or injunction affecting our products could temporarily shut down production lines or place products on a shipping hold. In April 2023 the FDA recommended that consumers, health care providers and facilities not use certain models of O&M Halyard surgical N95 respirators when fluid resistance is required. While there was no injury or damage to any individuals, as a result of the recommendation we voluntarily stopped the sale in the U.S. of the affected respirators for a temporary period, until the FDA concluded testing and updated its recommendations for use. While the FDA recommendation did not materially affect our results of operations for 2023, there is no guarantee that future recommendations or sanctions will be resolved on the same timeline, if at all.

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

We operate throughout the U.S. and other countries. As a result, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal last-in, first-out (LIFO) treatment of inventory in the U.S. or changes in tax accounting methods for inventory, import tariffs and taxes, or other tax items. Changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes. There can be no assurance that our effective tax rate will not be materially adversely affected by legislative developments.

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

Our amended and restated bylaws designates the U.S. District Court for the Eastern District of Virginia as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Eastern District of Virginia, (or, if U.S. District Court for the Eastern District of Virginia lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any director or officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Virginia Stock Corporation Act, our articles of incorporation or our amended and restated bylaws (as either, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Corporation governed by the internal affairs doctrine. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Debt

We may not be able to generate sufficient cash to service our debt and other obligations.

As of December 31, 2023, on a consolidated basis we had approximately $2.1 billion of aggregate principal amount of indebtedness, excluding deferred financing costs and third party fees, $450 million of undrawn availability under our Receivables Financing Agreement, $423 million of undrawn availability under our revolving credit facility, as well as other contractual obligations due beyond the next twelve months. Our ratio of total debt to total shareholders’ equity as of December 31, 2023 was 227%. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of this Annual Report on Form 10-K for additional details.

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

Our 2024 Notes, 2029 Notes and 2030 Notes become due and payable in December 2024, March 2029 and March 2030. We may need to raise capital in order to repay the 2024 Notes, 2029 Notes, and 2030 Notes. As of December 31, 2023, we owed $171 million, $479 million and $552 million in principal under our 2024 Notes, 2029 Notes, and 2030 Notes, respectively. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay this obligation or that we will be able to extend the maturity dates or otherwise refinance this obligation. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.

Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.

Our Credit Agreement, Receivables Financing Agreement, and Revolver, as well as the indentures that govern our existing senior notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.

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

Certain borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease.

Despite current indebtedness levels, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial, which could further exacerbate the risks described herein.

We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face to service debt levels and the risks associated with failure to adequately service our debt could intensify.

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

We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments.

As a global healthcare solutions company, we are impacted by public health crises. For instance, COVID-19 affected the ability of suppliers and vendors to provide products and services to us or to do so at acceptable quality levels or prices. Any future outbreaks of COVID-19 could further affect demand for our products, which could have a material negative impact on our revenues and profit for future periods. In addition, public health crises may cause health care professionals to prioritize the needs of impacted patients and access to other healthcare services may be limited, which could negatively impact new patient growth in our Patient Direct segment. While we experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements would be achieved during or following any other public health crisis.

Adverse public health developments can also disrupt global capital markets, which can adversely impact our access to capital including deferred payment arrangements with key suppliers. In addition, actions by the U.S. government or other foreign government in response to any such public health developments could adversely affect our business and operations, including by way of closure of one or more facilities for an unknown period of time.

We incurred additional costs to ensure we met the needs of our customers and protected our workforce in response to the COVID-19 pandemic, and may similarly incur additional costs if we are required to implement operational changes in response to any future pandemics. If we do not respond appropriately to any future outbreaks or similar pandemics, or if customers do not perceive our response to be adequate for the U.S. or our international markets, we could suffer damage to our reputation and our brands, which could adversely affect our business. We may also experience additional impacts that we are not aware of currently. We are not able to predict at this time the extent to which any future outbreaks of COVID-19, or similar pandemics, would have a material effect on our financial or operational results.

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

changes in our financial projections or our failure to meet these projections; changes in our industry and competitors; changes in government or legislation; government debt and/or budget crises; changes in our Board or management; our financial condition, results of operations and cash flows and prospects; activism by any single large shareholder or combination of shareholders; lawsuits threatened or filed against us; any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time; the trading volume of our common stock and debt; general market and economic conditions; any future outbreaks or reemergence of the COVID-19 pandemic, and any future pandemics; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in the Ukraine and a wider European conflict, the conflict between Israel and Hamas, or any other global conflict); and the other factors discussed in this Item 1A. “Risk Factors,” any of which could have a material effect on us.

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

Our global operations involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business, results of operations and cash flows: lack of familiarity with and expertise in conducting business in foreign markets; foreign currency fluctuations and exchange risk; unexpected changes in foreign regulations or conditions relating to labor, the economic or political environment, and social norms or requirements; adverse tax consequences and difficulties in repatriating cash generated or held abroad; local economic environments, recession, inflation, indebtedness, currency volatility and competition; and changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the U.S. and foreign countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Cybersecurity program is managed by our Chief Information Security Officer (CISO). The CISO is responsible for developing and managing the overall strategy, leading the response to cybersecurity incidents and reporting to the Board. The Audit Committee of the Board monitors our information security programs, including our cybersecurity risk management program, and receives updates quarterly, or more frequently as determined appropriate, from management on our cybersecurity program and systems protection.

Our CISO has over twenty-five years of experience in cybersecurity and holds active Certified Information Systems Security Professional and Certified Information Security Manager certifications. Our policies require teammates, contractors, service providers and suppliers who become aware of a cybersecurity incident or the individual’s supervisor must immediately report the cybersecurity incident to the appropriate reporting channels, which include the CISO. In the event of a cybersecurity incident, in addition to the standing members, teammates would be selected to serve on the Cybersecurity Incident Response Team (CIRT) based on the facts and circumstances of the particular cybersecurity incident. Additionally, our outside legal counsel is held on retainer to assist with our response to cybersecurity incidents.

We model our cybersecurity program to align with practices and standards referenced within the National Institute of Standards and Technology cybersecurity framework. Our information security program is integrated within our larger enterprise risk management program and includes, but is not limited to:

•	Following the methodology of Identify, Protect, Detect, Respond, and Recover;
•	Mandatory annual cybersecurity awareness training for all teammates accessing our network;
•	Monthly Company-wide phishing prevention and awareness exercises;
•	Identification and remediation of information security risks and vulnerabilities in our information technology systems, including regular scanning of both internal and externally facing systems and annual third-party penetration testing;
•	Implementation of security technologies intended to identify and assist in containing and remediating malware risks;
•	Active monitoring of logs and events for our network perimeter and internal systems;
•	Due diligence of information security maintained by third-party vendors that handle our data;
•	Partnering with the Cybersecurity and Infrastructure Security Agency (CISA), DHS, and the Federal Bureau of Investigation, to leverage their provided sensitive or confidential threat intel and with CISA for weekly vulnerability scans of our key public-facing servers;
•	Maintaining a cyber insurance policy that provides coverage for security breach recovery and response; and
•	Engagement of third party consultants to assess the health of our cybersecurity program.

We maintain a Cybersecurity Incident Response Plan (CIRP) to assist in promptly responding to, resolving, and recovering from cybersecurity incidents. The CIRP includes guidelines for assessing, identifying, managing, reporting, including disclosure of material breaches with the SEC, and remediating cybersecurity incidents. Following a cybersecurity incident, external subject matter experts, including legal counsel are consulted to reduce the risk of further compromise to our information and to ensure proper reporting and documentation. The Audit Committee would be informed promptly of material cybersecurity incidents in the event that they arise. If a material cybersecurity incident were to occur, it could have a material effect on our business strategy, results of operations and financial condition. For more information see Item 1A. “Risk Factors” for the Risk Factor entitled “Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.”

Item 2. Properties

As of December 31, 2023, our Products & Healthcare Services segment operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution, packaging, and sales of our products, as well as office and warehouse space. We also leased customer service centers as well as small offices for sales personnel across the U.S. In addition, we lease space on a temporary basis from time to time to meet our inventory storage needs.

As of December 31, 2023, our Patient Direct segment had over 300 locations to serve patients that are capable of reaching over 90% of the U.S. population, centers of excellence aligned with specific mail order product categories, as well as regional distribution and repair centers, customer service and billing centers, a national pharmacy and a biomedical center for the repair, maintenance and distribution of patient service equipment.

We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.

The following table provides a summary of our principal facilities:

	Owned	Leased	Other(1)	Total	Location
Production	6	11	—	17	U.S., Europe, Honduras, Mexico and Thailand
Distribution	1	52	1	54	U.S.
Storage	—	21	—	21	U.S., Honduras and Mexico
Office	1	38	—	39	U.S., Asia, Australia, Canada and Europe
Branch	—	277	—	277	U.S.
Total	8	399	1	408
(1)	Represents a distribution center owned by a customer.

We regularly assess our business needs and make changes to the capacity and the location of our facilities. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to expire within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business.

Item 3. Legal Proceedings

O&M Halyard N95 Mask FDA Release

On April 5, 2023, we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model No. 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.

On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model No. 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.

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

While the FDA recommendation did not materially affect our results of operations for 2023, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the U.S. and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other U.S. or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Other Litigation

We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, workers’ compensation, product liability, regulatory, cybersecurity and other matters. We maintain insurance coverage for cybersecurity, employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. From time to time, we establish estimated liabilities based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2023 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Edward A. Pesicka (56)

President, Chief Executive Officer & Director

President and Chief Executive Officer since joining Owens & Minor in March 2019. Mr. Pesicka was also appointed to the Board of Directors at the time he joined the Company. Previously Mr. Pesicka served as an independent consultant and advisor in the healthcare, life sciences and distribution industries since January 1, 2016. From January 2000 through April 2015, Mr. Pesicka served in various roles of increasing responsibility at Thermo Fisher Scientific Inc., including Chief Commercial Officer and Senior Vice President from January 2014 to April 2015. Prior to that, he was President, Customer Channels at Thermo Fisher from July 2008 to January 2014 and President, Research Market from November 2006 to July 2008. Earlier in his career, Mr. Pesicka held various Vice President-level roles in Thermo Fischer Scientific’s finance department, serving as Chief Financial Officer of numerous divisions. Prior to Thermo Fisher Scientific, Mr. Pesicka spent eight years with TRW, Inc. in its finance department and three years with PricewaterhouseCoopers as an auditor.

Alexander J. Bruni (47)

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

Daniel J. Starck (57)

Executive Vice President, Business Excellence

Executive Vice President, Business Excellence since March 2023. Previously, Mr. Starck served as Executive Vice President, President of Patient Direct Segment, & Chief Executive Officer of Apria since the Apria Acquisition on the Acquisition Date. Prior to that, Mr. Starck served as Chief Executive Officer of Apria, Inc. since February 2015. Prior to that, Mr. Starck served as the Chief Executive Officer of Apria’s home respiratory therapy and home medical equipment segment since he joined Apria in April 2012. From 2007 to 2012, Mr. Starck served as Chief Executive Officer of CorVel Corporation (CorVel), an Orange County, California-based national provider of industry-leading workers’ compensation solutions for employers, third-party administrators, insurance companies and government agencies seeking to control costs and promote positive outcomes. Mr. Starck joined CorVel in 2006 as President and Chief Operating Officer after serving Apria and a predecessor company in a series of progressively more responsible operations roles from 1992 to 2006.

Andrew G. Long (58)

Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment

Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment since October 2022. Previously Mr. Long served as Chief Financial Officer of Owens & Minor since joining the Company on November 11, 2019. Prior to that, Mr. Long served as the Chief Executive Officer and as a board member of Insys Therapeutics, Inc. (Insys) from April 2019 to November 8, 2019. Prior to that, Mr. Long served as the Chief Financial Officer of Insys from August 2017. Prior to joining Insys, Mr. Long served as senior vice president of Global Finance at Patheon, a pharmaceutical company, from 2015 to 2017. Prior to working at Patheon, Mr. Long served as Vice President of Finance for multiple divisions at Thermo Fisher Scientific from 2006 until 2015.

Perry Bernocchi (65)

Executive Vice President & Chief Executive Officer of Patient Direct Segment

Executive Vice President & Chief Executive Officer of Patient Direct Segment since March 2023. Prior to that, Mr. Bernocchi served as President & Chief Executive Officer of the Company’s Byram Healthcare division, a position he held since 2009. Mr. Bernocchi joined Byram Healthcare in 2006 as its Chief Operating Officer. Prior to that, Mr. Bernocchi served as Chief Operating Officer of Hemophilia Resources of America from 2000 to 2005 prior to its sale to Accredo Health. Prior to that, Mr. Bernocchi worked for Caremark/Coram from 1982 to 2000 in various roles of increasing responsibility in operations and general management within Coram Resource Network and as Senior Vice President of Operations.

Heath Galloway (47)

Executive Vice President, General Counsel & Corporate Secretary

Executive Vice President, General Counsel & Corporate Secretary since May 2023. Prior to that, from April 2016 to May 2023, Mr. Galloway served as Associate General Counsel. Prior to that, Mr. Galloway served as Assistant General

Counsel after joining Owens & Minor in February 2013. Prior to joining Owens & Minor, Mr. Galloway worked at Williams Mullen for nine years.

Jonathan A. Leon (57)

Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for 19 years, beginning in 1998, where he served as Treasurer.

Michael W. Lowry (62)

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of January 31, 2024, there were 2,238 common shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the common shareholders of record do not reflect the total number of stockholders.

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the Standard & Poor’s Composite-500 Index (S&P 500 Index), the Russell 3000 Medical Equipment and Services Sector Index, an index that includes more than 100 companies in the medical equipment and services industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2018, and that all dividends were reinvested.

700
600
500
400
300
200
100
0
Index Value
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
Years Ended
Owens & Minor, Inc.
S&P 500 Index
Russell 3000 Medical Equipment and Services Sector

	Base Period	Years Ended
Company Name / Index	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
Owens & Minor, Inc.	$100.00	$81.86	$428.78	$689.73	$309.66	$305.54
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
Russell 3000 Medical Equipment and Services Sector	100.00	131.43	165.52	199.89	155.44	163.19

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

Overview

Owens & Minor, Inc., along with its subsidiaries, is a global healthcare solutions company. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our U.S. distribution division (Medical Distribution), including outsourced logistics and value-added services, and Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

Net (loss) per share was ($0.54) for the year ended December 31, 2023 as compared to net income per diluted share of $0.29 for the year ended December 31, 2022. The decrease reflected the decline in Products & Healthcare Services segment operating income of $118 million as described below, incremental exit and realignment charges of $92.2 million primarily related to our Operating Model Realignment Program and information technology (IT) strategic initiatives and higher interest expense of $29.0 million. These were partially offset by the non-recurrence of the 2022 inventory valuation allowance adjustment of $92.3 million primarily associated with PPE inventory built up and subsequent decline in demand as a result of the COVID-19 pandemic, Patient Direct segment operating income growth of $53.1 million as outlined below and lower acquisition-related charges and intangible amortization of $25.9 million.

Net (loss) per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.04 for the year ended December 31, 2023.

Products & Healthcare Services segment operating income was $57.8 million for the year ended December 31, 2023, compared to $175 million for the year ended December 31, 2022. The decrease reflected lower PPE net revenues, including COVID-19 related product purchases declining from elevated levels during the first half of 2022 and losses on sales of accounts receivable under the RPA in the amount of $10.6 million, partially offset by a benefit in excess of $40 million from the Operating Model Realignment Program, along with productivity gains derived from operating efficiencies. Patient Direct segment operating income was $247 million for the year ended December 31, 2023, compared to $194 million for the year ended December 31, 2022. The increase was primarily the result of the inclusion of a full year of Apria results in 2023, strong organic revenue growth and operating efficiencies. On a consolidated basis, teammate benefit costs increased by $57.4 million, which impacted both segments. Segment operating incomes exclude adjustments noted in Note 17, “Segments”, in Notes to Consolidated Financial Statements.

Refer to 'Results of Operations' for further detail of quantitative and qualitative drivers of our results.

O&M Halyard N95 Mask FDA Release

On April 5, 2023, we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model No. 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.

On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model No. 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.

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

While the FDA recommendation did not materially affect our results of operations for 2023, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the U.S. and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other U.S. or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Philips Respironics Recall

In June 2021, one of Apria’s suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The FDA has since identified this as a Class I recall, the most serious category of recall. Philips Respironics issued a subsequent voluntary recall in December 2022 (together with the June 2021 recall, the Recall), related to deficiencies in repairs made to certain of the ventilators that had been recalled in June 2021.

Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, we have devoted, and will likely continue to devote, substantial time and resources to coordinating Recall-related activity and to supporting our home healthcare patients’ needs. The Recall has caused us, and may continue to cause us, to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability from Philips of replacement devices for impacted devices, availability of new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.

We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of Philips CPAPs and ventilators due to the Recall. While the equipment shortage in the industry has begun to ease for certain CPAP and BiLevel positive airway pressure devices, we do not know whether that will continue. The Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Supplemental Financial Information

(in thousands, except ratios and per share data)

	At or for the Years Ended December 31,
	2023	2022	2021
Summary of Operations:
Net revenue	$10,333,967	$9,955,475	$9,785,315
Net (loss) income	$(41,301)	$22,389	$221,589

Per Common Share:
Net (loss) income per share—basic	$(0.54)	$0.30	$3.05
Net (loss) income per share—diluted	$(0.54)	$0.29	$2.94
Cash dividends	$—	$—	$0.01
Stock price at year end	$19.27	$19.53	$43.50

Summary of Financial Position:
Total assets	$5,093,322	$5,386,283	$3,536,551
Cash and cash equivalents	$243,037	$69,467	$55,712
Total debt	$2,097,502	$2,500,874	$949,577
Total equity	$924,166	$945,604	$938,501

Selected Ratios:
Gross margin as a percent of revenue	20.56%	18.35%	15.46%
Distribution, selling and administrative expenses as a percent of revenue	17.55%	15.62%	11.01%
Operating income as a percent of revenue	1.01%	1.44%	3.77%
DSO (1)	20.5	27.0	24.6
Inventory days (2)	49.0	57.2	64.7
(1)Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2023, 2022 and 2021. DSO in 2023 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, DSO would have been 24.8 as of December 31, 2023.
(2)Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2023, 2022 and 2021. The decrease in inventory days as of December 31, 2023 is due to inventory management efforts in our Products & Healthcare Services segment. The 2022 figure reflects a $92.3 million inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.

Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of year-to-year comparisons between 2022 and 2021 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

2023 compared to 2022

Net revenue.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$7,781,395	$7,898,397	$(117,002)	(1.5)%
Patient Direct	2,552,572	2,057,078	495,494	24.1%
Net revenue	$10,333,967	$9,955,475	$378,492	3.8%

The increase in net revenue for the year ended December 31, 2023 was driven primarily by $308 million in incremental net revenue due to the inclusion of a full year of Apria results in 2023 and strong organic revenue growth of $187 million in our Patient Direct segment, driven by growth across a number of product categories as compared to the prior year as a result of new patient starts and high retention of customers.

The decrease in our Products & Healthcare Services segment net revenue for the year ended December 31, 2023 was driven by an approximate $463 million decline in PPE net revenue due to glove pricing of $241 million and demand for COVID-19 related product purchases declining from elevated levels during the first half of 2022, partially offset by net revenue growth in the Medical Distribution division of 3.2%, driven by net new wins and growth with existing customers.

Foreign currency translation had an unfavorable impact on net revenue of $5.3 million for the year ended December 31, 2023 as compared to the prior year.

Cost of goods sold.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$8,208,806	$8,129,124	$79,682	1.0%

The increase in cost of goods sold was driven by the same factors impacting net revenue including $114 million in incremental cost of goods sold due to the inclusion of a full year of Apria results in 2023 as compared to prior year, organic revenue growth in our Patient Direct segment, partially offset by a decline in Products & Healthcare Services segment net revenue of $117 million, the non-recurrence of the 2022 inventory valuation allowance adjustment of $92.3 million primarily associated with PPE inventory built up and subsequent decline in demand as a result of the COVID-19 pandemic and cost reduction efforts in the Products & Healthcare Services segment.

We value a portion of Products & Healthcare Services inventory held in the U.S. under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, cost of goods sold as a percentage of net revenue would have been 2 basis points lower in 2023 and 6 basis points lower in 2022.

Foreign currency translation had a favorable impact on cost of goods sold of $0.9 million for the year ended December 31, 2023 as compared to the prior year.

Gross margin.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$2,125,161	$1,826,351	$298,810	16.4%
As a % of net revenue	20.56%	18.35%

Gross margin increase for the year ended December 31, 2023 was driven by the same factors impacting net revenue and cost of goods sold including $195 million in incremental gross margin due to the inclusion of a full year of Apria results in 2023 as compared to the prior year.

Foreign currency translation had an unfavorable impact on gross margin of $4.4 million for the year ended December 31, 2023 as compared to the prior year.

Operating expenses.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$1,813,559	$1,554,821	$258,738	16.6%
As a % of net revenue	17.55%	15.62%
Acquisition-related charges and intangible amortization	$101,037	$126,972	$(25,935)	(20.4)%
Exit and realignment charges	$99,127	$6,897	$92,230	1,337.2%
Other operating expense (income), net	$6,930	$(5,252)	$12,182	231.9%

The increase in DS&A expenses was driven by $171 million in incremental DS&A expense due to the inclusion of a full year of Apria results in 2023 as compared to the prior year, costs to support Patient Direct organic net revenue growth of $187 million, and an increase of $57.4 million in teammate benefit costs, partially offset by expense savings of $16.2 million from organizational structure redesign initiatives along with productivity gains derived from other operating efficiencies.

DS&A expenses also included a favorable impact from foreign currency translation of $0.7 million for the year ended December 31, 2023 as compared to the prior year.

Acquisition-related charges were $17.5 million for the year ended December 31, 2023 as compared to $48.1 million for the year ended December, 31, 2022. Acquisition-related charges in 2023 and 2022 consisted primarily of costs related to the Apria Acquisition. The decline in 2023 as compared to the prior year reflects the incurrence of most of these costs closer to the Acquisition Date. Intangible amortization was $83.5 million and $78.8 million for the years ended December 31, 2023 and 2022 and related primarily to intangible assets acquired in the Apria, Halyard, and Byram acquisitions.

Exit and realignment charges were $99.1 million and $6.9 million for the years ended December 31, 2023 and 2022. Amounts in 2023 were primarily related to our (1) Operating Model Realignment Program of $82.9 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT strategic initiatives such as converting certain divisions to a common IT system of $9.2 million and, (3) other costs associated with strategic initiatives of $7.0 million, including lease exit costs. Amounts in 2022 consisted primarily of severance and other charges associated with the reorganization of the Products & Healthcare Services segment and wind-down costs related to Fusion5. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The change in other operating expense (income), net for the year ended December 31, 2023 as compared to the prior year reflects $10.6 million of losses on sales of accounts receivable under the RPA, which we began executing sales during 2023. During the year ended December 31, 2023, we incurred an unfavorable change of $1.4 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$157,915	$128,891	$29,024	22.5%
Effective interest rate	6.96%	5.70%

The increase in interest expense was primarily from the rise in the effective interest rate which increased interest expense by $29.7 million, and was driven primarily from higher interest rates on our term loans, net of the interest rate swap. Additionally, a full year of interest expense on the indebtedness incurred related to the Apria Acquisition contributed $24.1 million to the increase. This was partially offset by a significant reduction in indebtedness during 2023 of $403 million, which was funded by our strong operating cash flow of $741 million for the year ended December 31, 2023.

Gain on extinguishment of debt.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gain on extinguishment of debt	$(3,518)	$—	$(3,518)	(100.0)%

Gain on extinguishment of debt for the year ended December 31, 2023 represented the gain associated with early retirement of indebtedness of $314 million. Refer to Note 9 for additional content related to the early retirement of indebtedness.

Other expense, net.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Other expense, net	$4,837	$3,131	$1,706	54.5%

Other expense, net in 2023 and 2022 primarily represented interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax benefit	$(13,425)	$(11,498)	$(1,927)	(16.8)%
Effective tax rate	24.5%	(105.6)%

The change in the effective tax rate for the year ended December 31, 2023 compared to 2022 resulted primarily from changes in income and losses and a change in our foreign repatriation plans related to indefinite reinvestments of earnings associated with a subsidiary in Thailand in 2022.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through DSO and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement or Receivables Financing Agreement, or a combination thereof of approximately $29 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cash and cash equivalents	$243,037	$69,467	$173,570	249.9%
Accounts receivable, net	$598,257	$763,497	$(165,240)	(21.6)%
DSO (1)	20.5	27.0
Merchandise inventories	$1,110,606	$1,333,585	$(222,979)	(16.7)%
Inventory days (2)	49.0	57.2
Accounts payable	$1,171,882	$1,147,414	$24,468	2.1%

(1)Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2023 and 2022. DSO in 2023 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, DSO would have been 24.8 as of December 31, 2023.

(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2023 and 2022. The decrease in inventory days as of December 31, 2023 is due to inventory management efforts in our Products & Healthcare Services segment. The 2022 figure reflects a $92.3 million inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the year ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
(Dollars in thousands)	2023	2022
Net cash provided by (used for):
Operating activities	$740,710	$325,006
Investing activities	(137,254)	(1,804,476)
Financing activities	(417,330)	1,497,105
Effect of exchange rate changes	613	(3,485)
Net increase in cash, cash equivalents and restricted cash	$186,739	$14,150

Cash provided by operating activities for the year ended December 31, 2023 of $741 million was primarily from continued optimization of our inventory levels generating $224 million of operating cash flow and a $167 million reduction in accounts receivable, net from $124 million of net cash proceeds under the RPA along with improved collections.

Cash used for investing activities in 2023 included capital expenditures of $208 million for patient service equipment and our strategic and operational efficiency initiatives, partially offset by $71.6 million in proceeds related to the sale of primarily patient service equipment. Cash used for investing activities in 2022 included net cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $167 million for patient service equipment and our strategic and operational efficiency initiatives, partially offset by $48.4 million in proceeds related to the sale of primarily patient service equipment.

Cash used for financing activities in 2023 included repayments of debt of $321 million, including $170 million of unscheduled and $15.4 million of scheduled principal payments on the Term Loan A facility (Term Loan A) and the Term Loan B facility (Term Loan B), $135 million of cash to repurchase $144 million aggregate principal of the 4.375% senior notes due in 2024 (the 2024 Notes), the 4.500% senior unsecured notes due in 2029 (2029 Unsecured Notes) and the 6.625% senior notes due in 2030 (the 2030 Unsecured Notes). We had no borrowings under our revolving credit facility on a net basis for 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Cash provided by financing activities in 2022 included proceeds from borrowings of $1.7 billion related to the 2030 Unsecured Notes, Term Loan A, and Term Loan B, and borrowings under our revolving credit facility, net and Receivables Financing Agreement of $30.0 million. Repayments of debt during 2022 included $4.5 million on our Term Loan B. Gross issuances and repayments under our amended Receivables Financing Agreement program were $1.0 billion and $1.2 billion during 2022. We also paid $42.6 million in financing costs during 2022. Payments for taxes related to the vesting of restricted stock awards were $10.4 million and $45.0 million during 2023 and 2022, which are included in Other, net.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our amended Receivables Financing Agreement, our Revolving Credit Agreement and our RPA. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at December 31, 2023 and $96.0 million outstanding at December 31, 2022 under our amended Receivables Financing Agreement. At December 31, 2023 and 2022, we had maximum revolving borrowing capacity of $450 million and $354 million available under our Receivables Financing Agreement.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $910 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.

At December 31, 2023, and December 31, 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, of $27.4 million and $27.9 million, leaving $423 million and $422 million available for borrowing. We also had letters of credit and bank guarantees, which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million and $2.3 million as of December 31, 2023 and 2022.

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

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2023.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA and net cash proceeds were $1.4 billion during the year ended December 31, 2023. We collected $1.3 billion of the sold accounts receivable for the year ended December 31, 2023. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $10.6 million for the year ended December 31, 2023.

We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. We have from time to time, entered into, and from time to time in the future, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.

We believe cash generated by operating activities, including available cash proceeds from the RPA, available financing sources, and borrowings under the Receivables Financing Agreement and Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $22.0 million and $26.3 million at December 31, 2023 and 2022. As of December 31, 2023, we are permanently reinvested in our foreign subsidiaries.

Pillar 2 Global Minimum Tax

In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on how the Pillar Two rules should be interpreted and applied. Law enactment by the OECD and various countries is expected to take effect by 2024 and 2025. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available and do not expect Pillar Two to have a material impact on our financial position, results of operations and cash flows.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our third and fourth quarters, ending September 30 and December 31.

Contractual Obligations

As of December 31, 2023, material cash requirements, including known contractual and other obligations, in the next twelve months were primarily comprised of $204 million in principal debt payments, $113 million in operating leases and $65.3 million in fixed interest payments on our outstanding senior notes. Additionally, as of December 31, 2023, material cash requirements, including known contractual and other obligations, due beyond the next twelve months were primarily comprised of $1.9 billion in principal debt payments excluding finance leases, $284 million in fixed interest payments on our outstanding senior notes, $256 million in operating leases and $31.1 million in

U.S. retirement plan benefits, based on the same assumptions used to measure our year-end benefit obligation. We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits, which was $22.7 million as of December 31, 2023. Due to the uncertainty of forecasting variable interest rate payments, interest payment amounts on our variable rate debt are excluded from the contractual obligations disclosed in this section. See Note 7, “Leases”, Note 9, “Debt”, Note 11, “Retirement Plans” and Note 13, “Income Taxes” of the Notes to Consolidated Financial Statements.

Guarantor and Collateral Group Summarized Financial Information

We are providing the following information in compliance with Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and Rule 13-02 of Regulation S-X, with respect to our 2024 Notes. See Note 9 of the accompanying consolidated financial statements for additional information regarding the terms of the 2024 Notes.

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

Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group

For the Year Ended
(Dollars in thousands)	December 31, 2023
Net revenue(1)	$10,152,047
Gross margin	2,047,722
Operating income	91,470
Net loss	(39,257)

(1)Includes $127 million in sales to non-guarantor subsidiaries for the year ended December 31, 2023.

Summarized Consolidated Balance Sheets – Guarantor Group

(Dollars in thousands)	December 31, 2023
Total current assets	$1,472,999
Total assets	4,601,026
Total current liabilities	2,002,468
Total liabilities	4,243,230

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

Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets – Collateral Group

(Dollars in thousands)	December 31, 2023
Total current assets	$1,280,045
Total assets	4,220,357
Total current liabilities	1,821,030
Total liabilities	3,801,549

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements or guarantees, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

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

Critical accounting estimates are defined as those estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting estimates include accounting for goodwill valuation, revenue recognition, and inventory valuation.

Goodwill. Goodwill is evaluated for impairment annually, as of October 1 (Testing Date), and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, or if elected to bypass the qualitative test, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount.

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and where segment management regularly reviews the operating results of that reporting unit. Our reporting units are: Global Products, Medical Distribution (including Services and Outsourced Logistics), Apria, and Byram. The Medical Distribution reporting unit does not have any goodwill as of December 31, 2023.

Due to changes in our long-term financial plan assumptions made during the current year, we elected to bypass the qualitative test and a quantitative goodwill impairment test was performed to compare the estimated fair value for all reporting units with goodwill to the respective carrying amount.

The impairment review of goodwill requires the extensive use of accounting estimates and assumptions. We determine the estimated fair value of our reporting units by using an equally weighted combination of the income-based approach and the market-based approach. The income-based approach is dependent upon several significant assumptions and estimates regarding future period cash flows, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (WACC) is used to discount future estimated cash flows to their present values. The WACC is based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and interest rates, as well as, the risk and uncertainty with respect to the reporting unit and internally developed financial projections. Under the market-based approach, significant estimates and assumptions also include the selection of appropriate guideline companies whose stock is actively traded in public markets and the determination of appropriate valuation multiples to apply to the reporting unit. In addition, we compared the aggregate of the reporting units’ estimated fair values to our market capitalization, as further corroboration of the reasonableness of our concluded fair values.

Although we believe our assumptions and estimates are reasonable and appropriate as of the Testing Date, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a failure of a reporting unit to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, estimated demand and selling prices for PPE or other products, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may materially affect the estimated fair-value of each reporting unit and potentially result in goodwill impairment. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which could adversely affect our results of operations.

The annual impairment testing performed for 2023, 2022, and 2021 did not indicate any impairment of goodwill; however, in the current year the estimated fair value of our Apria and Global Products reporting units exceeded the carrying amount by less than 10% as of the Testing Date. The estimated fair value of our Byram reporting unit was substantially in excess of the carrying value.

Apria

The results of the Apria reporting unit are within expectations given the close proximity of the acquisition and the performance of the reporting unit. The goodwill balance of this reporting unit was $1.3 billion at December 31, 2023, or approximately 76% of the consolidated goodwill balance. Adverse changes in one or a combination of significant assumptions, such as an increase in the discount rate, a decrease in the terminal growth rate, or an increase in tax rates, failure of the Apria reporting unit to meet expected earnings and cash flows, or unanticipated events and circumstances may materially affect the estimated fair value of the Apria reporting unit and potentially result in goodwill impairment. A decline in the terminal growth rate or an increase in the discount rate of approximately 100 basis points could result in an indication of goodwill impairment for this reporting unit in future reporting periods under the income-based approach.

Global Products

As previously disclosed, the Global Products reporting unit has been adversely affected by unfavorable industry and macroeconomic conditions, including higher interest rates, inflation, pricing pressures and lower demand for certain product categories, specifically PPE. The goodwill balance of this reporting unit was $104 million at December 31, 2023, or approximately 6% of the consolidated goodwill balance. Adverse changes in one or a combination of significant assumptions, such as an increase in the discount rate, a decrease in the terminal growth rate, or an increase in tax rates, failure of the Global Products reporting unit to meet expected earnings and cash flows, or unanticipated events and circumstances such as further decline in PPE demand, an increase in commodity costs, or an increase in supply chain expenses may materially affect the estimated fair value of the Global Products reporting unit and potentially result in goodwill impairment. A decline in the terminal growth rate or an increase in the discount rate of approximately 100 basis points could result in an indication of goodwill impairment for this reporting unit in future reporting periods under the income-based approach.

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

In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the U.S. are denominated in the Euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of December 31, 2023 and 2022, we held contracts with notional amounts of $78.4 million and $58.3 million to exchange the U.S. dollar, Euro, Thai baht and other currencies. See Note 12 of Notes to Consolidated Financial Statements.

We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement, and related to our participation in the RPA. Excluding deferred financing costs and third party fees, we had $393 million in borrowings under our Term Loan A, $517 million in borrowings under our Term Loan B, and no borrowings under our Revolving Credit Agreement and under our amended Receivables Financing Agreement at December 31, 2023. After considering the effects of our interest rate swap agreement (See Note 12 of Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7.6 million per year based on our borrowings at December 31, 2023 and the maximum aggregate outstanding accounts receivable amount of $200 million under the RPA.

Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.20 per gallon for 2023, a decrease from $5.01 per gallon in 2022. Based on business activity in 2023, we estimate that every 10 cents per gallon increase in the benchmark would reduce our annual operating income by approximately $0.6 million. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their unqualified report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Alexander J. Bruni
Alexander J. Bruni, Executive Vice President & Chief Financial Officer

Changes in Internal Control over Financial Reporting

Beginning with the first quarter of 2023, management’s evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of and for the period covered by this report includes the evaluation of the internal control over financial reporting of Apria, Inc. There were no other changes in our internal control over financial reporting that occurred during the period of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Owens & Minor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 20, 2024

Part III

Items 10-14.

Information required by Items 10-14 can be found under Information about our Executive Officers under Part I of this Form 10-K and the registrant’s 2023 Proxy Statement pursuant to instructions G(3) of the General Instructions to Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 31, 2023. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Exhibits:

See Index to Exhibits on page 94.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Years Ended December 31,	2023	2022	2021
Net revenue	$10,333,967	$9,955,475	$9,785,315
Cost of goods sold	8,208,806	8,129,124	8,272,086
Gross margin	2,125,161	1,826,351	1,513,229
Distribution, selling and administrative expenses	1,813,559	1,554,821	1,077,064
Acquisition-related charges and intangible amortization	101,037	126,972	42,774
Exit and realignment charges	99,127	6,897	31,109
Other operating expense (income), net	6,930	(5,252)	(6,191)
Operating income	104,508	142,913	368,473
Interest expense, net	157,915	128,891	48,090
(Gain) loss on extinguishment of debt	(3,518)	—	40,433
Other expense, net	4,837	3,131	3,196
(Loss) income before income taxes	(54,726)	10,891	276,754
Income tax (benefit) provision	(13,425)	(11,498)	55,165
Net (loss) income	$(41,301)	$22,389	$221,589

Net (loss) income per common share:
Basic	$(0.54)	$0.30	$3.05
Diluted	$(0.54)	$0.29	$2.94

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

Years Ended December 31,	2023	2022	2021
Net (loss) income	$(41,301)	$22,389	$221,589
Other comprehensive income (loss) net of tax:
Currency translation adjustments	7,141	(14,101)	(25,976)
Change in unrecognized net periodic pension costs	2,086	7,396	3,850
Change in gains and losses on derivative instruments	(5,190)	11,441	20,044
Total other comprehensive income (loss), net of tax	4,037	4,736	(2,082)
Comprehensive (loss) income	$(37,264)	$27,125	$219,507

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2023	2022
Assets
Current assets
Cash and cash equivalents	$243,037	$69,467
Accounts receivable, net	598,257	763,497
Merchandise inventories	1,110,606	1,333,585
Other current assets	150,890	128,636
Total current assets	2,102,790	2,295,185
Property and equipment, net	543,972	578,269
Operating lease assets	296,533	280,665
Goodwill	1,638,846	1,636,705
Intangible assets, net	361,835	445,042
Other assets, net	149,346	150,417
Total assets	$5,093,322	$5,386,283
Liabilities and equity
Current liabilities
Accounts payable	$1,171,882	$1,147,414
Accrued payroll and related liabilities	116,398	93,296
Current portion of long-term debt	206,904	17,906
Other current liabilities	396,701	307,850
Total current liabilities	1,891,885	1,566,466
Long-term debt, excluding current portion	1,890,598	2,482,968
Operating lease liabilities, excluding current portion	222,429	215,469
Deferred income taxes, net	41,652	60,833
Other liabilities	122,592	114,943
Total liabilities	4,169,156	4,440,679
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,546 shares and 76,279 shares as of December 31, 2023 and December 31, 2022	153,092	152,557
Paid-in capital	434,185	418,894
Retained earnings	368,707	410,008
Accumulated other comprehensive loss	(31,818)	(35,855)
Total equity	924,166	945,604
Total liabilities and equity	$5,093,322	$5,386,283

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Years Ended December 31,	2023	2022	2021
Operating activities:
Net (loss) income	$(41,301)	$22,389	$221,589
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	287,377	228,667	90,621
Share-based compensation expense	23,218	20,993	25,016
(Gain) loss on extinguishment of debt	(3,518)	—	40,433
Deferred income tax benefit	(23,648)	(26,361)	(29,736)
(Benefit) provision for losses on accounts receivable	(1,414)	3,315	21,158
Changes in operating lease right-of-use assets and lease liabilities	(47)	353	1,463
Gain on sale and dispositions of property and equipment	(34,882)	(26,260)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	166,581	1,101	(2,201)
Merchandise inventories	224,338	166,559	(263,439)
Accounts payable	30,997	13,652	3,548
Net change in other assets and liabilities	100,370	(91,544)	692
Other, net	12,639	12,142	15,033
Cash provided by operating activities	740,710	325,006	124,177
Investing activities:
Acquisition, net of cash acquired	—	(1,684,607)	—
Additions to property and equipment	(190,870)	(158,090)	(40,985)
Additions to computer software	(17,022)	(8,492)	(8,705)
Proceeds from sale of property and equipment	71,574	48,383	—
Other, net	(936)	(1,670)	(3,940)
Cash used for investing activities	(137,254)	(1,804,476)	(53,630)
Financing activities:
Borrowings under amended Receivables Financing Agreement	476,000	1,022,300	—
Repayments under amended Receivables Financing Agreement	(572,000)	(1,156,300)	—
Repayments of debt	(320,693)	(4,500)	(553,140)
Proceeds from issuance of debt	—	1,691,000	574,900
Borrowings (repayments) under revolving credit facility, net and Receivables Financing Agreement	—	30,000	(103,200)
Financing costs paid	—	(42,602)	(13,912)
Cash dividends paid	—	—	(731)
Payment for termination of interest rate swaps	—	—	(15,434)
Other, net	(637)	(42,793)	(17,961)
Cash (used for) provided by financing activities	(417,330)	1,497,105	(129,478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	613	(3,485)	(3,540)
Net increase in cash, cash equivalents and restricted cash	186,739	14,150	(62,471)
Cash, cash equivalents and restricted cash at beginning of period	86,185	72,035	134,506
Cash, cash equivalents and restricted cash at end of period	$272,924	$86,185	$72,035
Supplemental disclosure of cash flow information:
Income taxes (received) paid, net	$(6,283)	$33,973	$99,400
Interest paid	$153,247	$107,022	$38,717
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$77,279	$67,852	$—

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
					Other
	Common Shares	Common Stock	Paid-In	Retained	Comprehensive
	Outstanding	($2 par value)	Capital	Earnings	Loss	Total Equity
Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income	—	—	—	221,589	—	221,589
Other comprehensive loss	—	—	—	—	(2,082)	(2,082)
Dividends declared ($0.01 per share)	—	—	—	(992)	—	(992)
Share-based compensation expense, exercises and other	1,961	3,921	4,011	—	—	7,932
Balance, December 31, 2021	75,433	150,865	440,608	387,619	(40,591)	938,501
Net income	—	—	—	22,389	—	22,389
Other comprehensive income	—	—	—	—	4,736	4,736
Share-based compensation expense, exercises and other	846	1,692	(21,714)	—	—	(20,022)
Balance, December 31, 2022	76,279	152,557	418,894	410,008	(35,855)	945,604
Net loss	—	—	—	(41,301)	—	(41,301)
Other comprehensive income	—	—	—	—	4,037	4,037
Share-based compensation expense, exercises and other	267	535	15,291	—	—	15,826
Balance, December 31, 2023	76,546	$153,092	$434,185	$368,707	$(31,818)	$924,166

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. Our teammates serve healthcare industry customers in approximately 80 countries by producing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations of businesses acquired by the Company are included as of the respective acquisition date.

We report our business under two distinct segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our United States (U.S.) distribution division (Medical Distribution), including outsourced logistics and value-added services, and Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

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

Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of December 31, 2023 and 2022 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5. Restricted cash as of December 31, 2023 also includes $13.5 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$243,037	$69,467
Restricted cash included in Other current assets	29,887	—
Restricted cash included in Other assets, net	—	16,718
Total cash, cash equivalents, and restricted cash	$272,924	$86,185

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

Due to the nature of our industry and the reimbursement environment in which we operate in the Patient Direct segment, certain estimates are required to record total net revenues and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

We maintain valuation allowances based upon the expected collectability of accounts receivable. Our allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts and general allowances for accounts that may become uncollectible. Allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts receivable of $7.9 million and $9.1 million have been applied as reductions of accounts receivable at December 31, 2023 and 2022.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of December 31, 2023, there were a total of $124 million of uncollected accounts receivable that had been sold or removed from our consolidated balance sheet. We account for these transactions as sales with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA and net cash proceeds were $1.4 billion during the year ended December 31, 2023. We collected $1.3 billion of the sold accounts receivable for the year ended December 31, 2023. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $10.6 million for the year ended December 31, 2023.

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

Property and Equipment, net. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation are three to 15 years for machinery and equipment, five to 40 years for buildings, one to 10 years for patient service equipment, and up to 15 years for leasehold and land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale. In addition, we record capital-related government grants earned as reductions to the cost of property and equipment; and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of our consolidated statements of cash flows. Patient service equipment consists of medical equipment rented to patients, primarily on a month-to-month basis. Patient service equipment depreciation is classified in our consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of our primary operations within the Patient Direct segment.

Leases. We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to nine years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. We include options to renew (or terminate) in our lease term, and as part of our right-of-use assets and lease liabilities, when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

We evaluate goodwill for impairment annually, as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount. As of October 1, 2023, due to changes in our long-term financial plan assumptions, we elected to bypass the qualitative test and performed a quantitative goodwill impairment test for all reporting units with goodwill.

We determine the estimated fair value of our reporting units by using an equally weighted combination of the income-based approach and the market-based approach. The income-based approach is dependent upon several significant assumptions and estimates regarding future period cash flows, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (WACC) is used to discount future estimated cash flows to their present values. The WACC is based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and interest rates, as well as the risk and uncertainty with respect to the reporting unit and internally developed financial projections. Under the market-based approach, significant estimates and assumptions also include the selection of appropriate guideline public companies whose stock is actively traded in public markets and the determination of appropriate valuation multiples to apply to the reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a failure to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, estimated demand and selling prices for PPE or other products, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which could adversely affect our results of operations. No impairment of goodwill was recorded for the years ended December 31, 2023, 2022, and 2021.

Intangible Assets, net. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Intangible assets are generally amortized over one to 15 years based on their pattern of economic benefit or on a straight-line basis. We suspend amortization on assets that are held for sale.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. We also develop software for external use. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2023 and 2022 was $47.5 million and $38.7 million. Depreciation and amortization expense includes $16.1 million, $14.0 million, and $10.3 million of software amortization for the years ended December 31, 2023, 2022, and 2021.

Long-Lived Assets. Long-lived assets, which include property and equipment, finite-lived intangible assets, right-of-use assets, and unamortized software costs, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows. No material impairments of long-lived assets were recorded for the years ended December 31, 2023, 2022, and 2021. We suspend depreciation and amortization on assets that are held for sale.

Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets and were $26.0 million and $25.6 million in total at December 31, 2023 and 2022.

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

Our contracts sometime allow for forms of variable consideration including rebates, discounts, performance guarantees, and implicit price concessions. We estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer under the expected value method as part of determining the sales transaction price using contractual terms, historical experience, and other operating trends. The amounts accrued for rebates due to customers, which are recorded in accounts receivable, net, were $81.3 million and $86.9 million at December 31, 2023 and 2022.

In most cases, we record revenue gross, as we are the primary obligor. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our outsourced logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $617 million and $447 million in revenue related to equipment we rent to patients for the years ended December 31, 2023 and 2022. Equipment rental revenue was not material in 2021.

See Note 17 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Cost of Goods Sold. Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs, including depreciation expense, associated with our Global Products division. We have contractual arrangements with certain suppliers that provide incentives, including cash discounts for prompt payment, operational efficiency and performance-based incentives. These incentives are recognized as a reduction in cost of goods sold as targets become probable of achievement.

In situations where we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our outsourced logistics business, there is no cost of goods sold and all costs to provide the service to the customer are recorded in distribution, selling and administrative expenses.

Within our Patient Direct segment, patient service equipment depreciation and the net book value of dispositions are classified in the Company’s consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient service equipment was $138 million and $88.7 million for the years ended December 31, 2023 and 2022. Equipment depreciation was not material for the year ended 2021. The net book value of patient service equipment dispositions were $36.3 million and $22.1 million for the years ended December 31, 2023 and 2022. We did not incur material dispositions during the year ended December 31, 2021.

As a result of different practices of categorizing costs and different business models throughout our industry, our gross margins may not necessarily be comparable to other companies in our industry.

Inventory valuation allowance adjustments, including for excess and obsolete inventory, are recorded as a charge to cost of goods sold.

Distribution, Selling and Administrative (DS&A) Expenses. DS&A expenses include shipping and handling costs, labor, certain depreciation and amortization, certain research and development costs and other costs for selling and administrative functions. We incurred research and development costs, primarily included in DS&A expenses on the consolidated statement of operations, of $13.2 million, $11.8 million, and $12.1 million for the years ended 2023, 2022 and 2021.

Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses in the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $641 million, $581 million, and $445 million for the years ended December 31, 2023, 2022, and 2021.

Share-Based Compensation. We account for share-based payments to teammates at fair value and recognize the related expense primarily in DS&A expenses over the service period for awards expected to vest. The fair value of nonvested performance shares is dependent upon our assessment of the probability of achievement of financial targets for the performance period.

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

All derivatives are carried at fair value in our consolidated balance sheets. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we record the change in fair value of the derivative instrument in our consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (OCI). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. The cash flow impacts of the derivative instruments are included in our consolidated statements of cash flows as a component of operating or financing activities.

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

We earn a portion of our operating income in foreign jurisdictions outside the U.S. We are permanently reinvested in our foreign subsidiaries. Our policy election for global intangible low-taxed income is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 9 for the fair value of debt. The fair value of our derivative contracts are determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 12 for the fair value of derivatives.

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the Apria Acquisition, including transaction costs necessary to consummate the acquisition, which consisted of investment banking advisory fees and legal fees, director and officer tail insurance expense, severance and retention bonuses, and professional fees. Acquisition-related charges and intangible amortization also includes transition expenses and costs to integrate personnel, systems and processes along with amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions and are excluded to allow for a more consistent comparison with forecasted, current and historical results.

Exit and Realignment Charges. Exit and realignment charges consist of costs associated with optimizing our operations which includes the consolidation of certain production facilities, distribution centers, warehouses, administrative offices and IT strategic initiatives, divestiture related costs and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which includes professional fees, severance and other costs to streamline functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. Severance benefits are generally recorded when payment is considered probable and reasonably estimable. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Net (Loss) Income Per Share. Basic and diluted net (loss) income per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities. Diluted income per share reflects the potential dilution that could occur if restricted awards were exercised or converted into common stock.

Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive loss in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating expense (income), net in the consolidated statements of operations and were not material to our consolidated results of operations in 2023, 2022, and 2021.

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

Recently Adopted Accounting Pronouncements. In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. Subsequent to the issuance of ASU No. 2016-13, the FASB issued various ASUs related to Credit Losses, Measurement of Credit Losses on Financial Instruments. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. We adopted ASU No. 2016-13 and subsequent amendments beginning January 1, 2023. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require disclosure of additional detailed information about a reportable segment’s expenses, including significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM), the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss. This ASU will be effective for us in annual periods beginning after December 15, 2023 and interim periods within annual years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

In December 2023, the FASB Issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require additional annual income tax disclosures, including disclosure of reconciling items by jurisdiction and nature to the extent those items exceed a specified threshold. In addition, this ASU will require disclosure of income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by jurisdiction if the amount is more than 5% of total income tax payments, net of refunds received. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

Note 2—Significant Risks and Uncertainties

Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2023, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our consolidated net revenue: Vizient—34%; Premier—19%; and HPG—11%.

In 2023, 2022 and 2021, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.

Note 3—Acquisition

Acquisition. On March 29, 2022 (the Acquisition Date), we completed the acquisition (the Apria Acquisition) of 100% of Apria Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the U.S. This division is reported as part of the Patient Direct segment.

The following table presents the final fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value and useful lives of tangible and intangible assets acquired were determine based on various valuation methods, including the income and cost approach, using several significant unobservable inputs including, but not limited to projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

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

The following table provides pro forma results of net revenue and net loss for the year ended December 31, 2022 and 2021 as if Apria was acquired on January 1, 2021, based on the final purchase price allocation. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Years Ended December 31,
	2022	2021
Net revenue	$10,232,588	$10,930,590
Net (loss) income	$(97,687)	$286,466

Pro forma net loss of $97.7 million for the year ended December 31, 2022 includes pro forma adjustments for interest expense of $20.8 million and amortization of intangible assets of $10.5 million. The pro forma net loss for the year ended December 31, 2022 also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. Revenue and net loss of Apria since the Acquisition Date included in the consolidated statement of operations for the year ended December 31, 2022 were $937 million and $3.3 million, respectively.

Acquisition-related charges within acquisition-related charges and intangible amortization presented in our consolidated statements of operations were $17.5 million, $48.1 million, and $3.0 million for the years ended December 31, 2023, 2022, and 2021. These amounts are excluded from our segments’ operating income.

Note 4—Merchandise Inventories

At December 31, 2023 and 2022 we had net inventory of $1.1 billion and $1.3 billion, of which $718 million and $840 million were valued under LIFO, all of which relates to inventory in our Products & Healthcare Services segment. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $233 million and $231 million as of December 31, 2023 and 2022. At December 31, 2023 and 2022, included in our inventory was $75.7 million and $84.4 million in raw materials, $61.5 million and $73.7 million in work in process and the remainder was finished goods. For the year ended December 31, 2022, primarily due to demand declines and builds in excess personal protective equipment (PPE), we increased our estimate of inventory valuation allowances. This change in estimate contributed to a $92.3 million (approximately $69.6 million, net of tax) valuation adjustment, or an approximate $0.93 and $0.91 impact per basic and diluted common share. For the year ended December 31, 2023, our inventory valuation allowances declined primarily due to inventory reductions, including excess PPE previously reserved. At December 31, 2023 and 2022 we had inventory valuation allowances of $78.2 million and $128 million.

Note 5—Property and Equipment, Net

Property and equipment, net, consists of the following:

December 31,	2023	2022
Land and land improvements	$22,959	$22,849
Buildings and leasehold improvements	201,939	197,228
Machinery and equipment	492,551	470,071
Patient service equipment	362,192	324,007
Construction in progress	10,728	14,400
Property and equipment, gross	1,090,369	1,028,555
Accumulated depreciation and amortization	(546,397)	(450,286)
Property and equipment, net	$543,972	$578,269

Depreciation and amortization expense for property and equipment and assets under finance leases was $188 million, $136 million, and $40.5 million for the years ended December 31, 2023, 2022, and 2021.

Note 6—Goodwill and Intangible Assets, Net

The following table summarizes the changes in the carrying amount of goodwill through December 31, 2023:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Net carrying amount of goodwill, December 31, 2021	$283,905	$106,280	$390,185
Currency translation adjustments	—	(2,713)	(2,713)
Acquisition	1,249,765	(532)	1,249,233
Carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Acquisition adjustment	1,582	—	1,582
Currency translation adjustments	—	559	559
Carrying amount of goodwill, December 31, 2023	$1,535,252	$103,594	$1,638,846

As of October 1, 2023, due to changes in our long-term financial plan assumptions, we elected to bypass the qualitative test and a quantitative goodwill impairment test was performed to compare the estimated fair value for all reporting units with goodwill to the respective carrying amount. No impairment of goodwill was recorded for the years ended December 31, 2023, 2022, and 2021.

Intangible assets at December 31, 2023 and 2022 were as follows:

	2023			2022
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Gross intangible assets	$433,750	$202,000	$73,958	$447,107	$202,000	$73,181
Accumulated amortization	(236,791)	(69,655)	(41,427)	(197,540)	(50,094)	(29,612)
Net intangible assets	$196,959	$132,345	$32,531	$249,567	$151,906	$43,569
Weighted average useful life	13 years	10 years	6 years	13 years	10 years	6 years

At December 31, 2023 and 2022, $250 million and $308 million in net intangible assets were held in the Patient Direct segment and $112 million and $137 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $83.5 million for 2023, $78.8 million for 2022 and $39.8 million for 2021.

As of December 31, 2023, based on the carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows:

Year
2024	$64,594
2025	54,608
2026	50,255
2027	41,906
2028	32,081
Thereafter	118,391
Total future amortization	$361,835

Note 7—Leases

The components of lease expense were as follows:

		Years Ended December 31,
	Classification	2023	2022	2021
Operating lease cost	DS&A Expenses	$109,942	$81,520	$59,397
Finance lease cost:
Amortization of lease assets	DS&A Expenses	2,151	2,755	1,098
Interest on lease liabilities	Interest expense, net	1,232	1,516	1,255
Total finance lease cost		3,383	4,271	2,353
Short-term lease cost	DS&A Expenses, Cost of goods sold	8,271	4,129	871
Variable lease cost	DS&A Expenses, Cost of goods sold	45,158	35,431	17,491
Total lease cost		$166,754	$125,351	$80,112

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient service equipment which are paid as incurred.

Supplemental balance sheet information is as follows:

		As of December 31,
	Classification	2023	2022
Assets:
Operating lease assets	Operating lease assets	$296,533	$280,665
Finance lease assets	Property and equipment, net	8,477	10,194
Total lease assets		$305,010	$290,859
Liabilities:
Current
Operating	Other current liabilities	$85,665	$76,805
Finance	Current portion of long-term debt	2,822	2,531
Noncurrent
Operating	Operating lease liabilities, excluding current portion	222,429	215,469
Finance	Long-term debt, excluding current portion	9,557	11,877
Total lease liabilities		$320,473	$306,682

The gross value recorded under finance leases was $22.2 million and $21.5 million with associated accumulated depreciation of $13.7 million and $11.3 million as of December 31, 2023 and 2022.

Other information related to leases was as follows:

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$109,726	$81,821	$59,192
Financing cash flows from finance leases	$2,523	$2,850	$1,199

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$116,230	$75,188	$96,988

Weighted average remaining lease term (years)
Operating leases	3.9	4.3	4.9
Finance leases	4.3	5.2	6.4

Weighted average discount rate
Operating leases	7.3%	6.9%	8.8%
Finance leases	10.3%	9.9%	10.8%

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases	Total
2024	$112,868	$3,753	$116,621
2025	92,510	3,657	96,167
2026	70,946	2,758	73,704
2027	46,597	2,302	48,899
2028	28,720	2,033	30,753
Thereafter	17,650	511	18,161
Total lease payments	369,291	15,014	384,305
Less: Interest	(61,197)	(2,635)	(63,832)
Present value of lease liabilities	$308,094	$12,379	$320,473
(1)

Note 8—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, IT strategic initiatives, and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which includes professional fees, severance and other costs to streamline functions and processes.

Exit and realignment charges were $99.1 million, $6.9 million and $31.1 million for the years ended December 31, 2023, 2022 and 2021. These amounts are excluded from our segments’ operating income.

We have incurred $92.2 million in charges under our Operating Model Realignment Program and IT strategic initiatives for the year ended December 31, 2023, which are included in the total exit and realignment charges above. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2023:

Total
Accrued exit and realignment charges, December 31, 2020	$3,146
Provision for exit and realignment activities:
Severance	9,191
Information system restructuring costs	4,752
Lease obligations	440
Other	5,564
Cash payments	(14,787)
Accrued exit and realignment charges, December 31, 2021	8,306
Provision for exit and realignment activities:
Severance	2,018
Other	4,147
Cash payments	(13,502)
Accrued exit and realignment charges, December 31, 2022	969
Provision for exit and realignment activities:
Severance	11,556
Professional fees	63,699
Vendor contract and lease termination costs	6,198
IT strategic initiatives	8,649
Other	5,619
Cash payments	(76,643)
Accrued exit and realignment charges, December 31, 2023	$20,047

In addition to the exit and realignment accruals in the preceding table, we also incurred $3.4 million of costs that were expensed as incurred for the year ended December 31, 2023, which primarily related to charges associated with a lease termination and wind-down costs related to Fusion5. We also incurred $0.7 million and $11.2 million of costs that were expensed as incurred for the years ended December 31, 2022 and 2021, which primarily included wind-down costs related to Fusion5.

Note 9—Debt

Debt consists of the following:

	2023		2022
	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value
4.375% Senior Notes, due December 2024	$171,232	$168,754	$245,510	$237,772
Receivables Securitization Program	—	—	93,142	96,000
Term Loan A	387,591	390,668	490,816	485,000
4.500% Senior Notes, due March 2029	472,869	422,647	492,762	396,625
Term Loan B	503,212	518,293	576,587	597,733
6.625% Senior Notes, due April 2030	540,445	529,472	585,180	516,060
Finance leases and other	22,153	22,153	16,877	16,877
Total debt	2,097,502	2,051,987	2,500,874	2,346,067
Less current maturities	(206,904)	(206,904)	(17,906)	(17,906)
Long-term debt	$1,890,598	$1,845,083	$2,482,968	$2,328,161

We have $171 million of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points. We used $73.5 million of cash to repurchase $74.7 million aggregate principal of the 2024 Notes during 2023.

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

We had no borrowings at December 31, 2023 and $96.0 million outstanding at December 31, 2022 under our Receivables Financing Agreement. At December 31, 2023 and 2022, we had maximum revolving borrowing capacity of $450 million and $354 million available under our Receivables Financing Agreement.

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payments of $9.4 million on the Term Loan A and $6.0 million on the Term Loan B, we made unscheduled principal payments of $97.5 million on Term Loan A and $72.5 million on Term Loan B during 2023.

On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We used $18.2 million of cash to repurchase $21.3 million aggregate principal of the 2029 Unsecured Notes during 2023.

On March 29, 2022, we issued $600 million of 6.625% senior unsecured notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 29, 2022 (the New Indenture). From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We used $43.5 million of cash to repurchase $47.8 million aggregate principal of the 2030 Unsecured Notes during 2023.

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

At December 31, 2023 and 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, totaling $27.4 million and $27.9 million, leaving $423 million and $422 million available for borrowing. We also had letters of credit and bank guarantees, which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million and $2.3 million as of December 31, 2023 and 2022.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2023.

As of December 31, 2023, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2024	$199,197
2025	40,375
2026	43,500
2027	305,375
2028	6,000
2029	965,654
2030	552,189

Of the $199 million due in 2024, $179 million is due in December 2024. Current maturities at December 31, 2023 include $171 million in principal payments on our 2024 Notes, $21.9 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $7.7 million in current portion of finance leases and other.

Note 10—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively Performance Stock Awards (PSAs)), restricted stock units and restricted stock

(collectively Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At December 31, 2023, approximately 3.6 million common shares were available for issuance under the Plan.

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

Total share-based compensation expense for December 31, 2023, 2022 and 2021 was $23.2 million, $21.0 million and $25.0 million with recognized tax benefits of $6.0 million, $5.5 million and $6.5 million. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $28.4 million at December 31, 2023. This amount is expected to be recognized over a weighted-average period of 2.0 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of December 31, 2023 was $0.9 million and will be recognized primarily in 2024 and 2025 if the related performance targets are met at the current level expected.

The following table summarizes the activity and value of nonvested RSAs and PSAs for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-date Fair		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of year	2,777	$22.52	4,325	$11.57	4,816	$7.64
Granted	3,137	18.34	2,745	19.10	2,758	14.10
Vested	(1,736)	14.04	(2,667)	8.11	(1,801)	9.33
Forfeited	(977)	26.82	(1,626)	11.25	(1,448)	6.10
Nonvested awards at end of year	3,201	21.70	2,777	22.52	4,325	11.57

The total fair value of RSAs and PSAs vesting during the years ended December 31, 2023, 2022 and 2021 was $24.4 million, $21.6 million and $16.8 million.

Note 11—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plans covering substantially all full-time and certain part-time teammates in the U.S. who have met eligibility requirements. We match a certain percentage of each teammates’ contribution. These plans also provide for discretionary contributions by us for all eligible teammates, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $15.0 million, $14.0 million and $23.2 million of expense related to these plans in 2023, 2022 and 2021. We also maintain defined contribution plans in some countries outside of the U.S. in which we operate. Expenses related to these plans were not material in 2023, 2022 and 2021.

U.S. Retirement Plans. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan).

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2023	2022
Change in benefit obligation
Benefit obligation, beginning of year	$39,341	$50,244
Interest cost	1,827	1,176
Actuarial gain	(3,787)	(8,359)
Benefits paid	(3,322)	(3,720)
Benefit obligation, end of year	$34,059	$39,341
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,322	3,720
Benefits paid	(3,322)	(3,720)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(34,059)	$(39,341)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(2,975)	$(3,604)
Other liabilities	(31,084)	(35,737)
Accumulated other comprehensive loss	6,331	10,550
Net amount recognized	$(27,728)	$(28,791)
Accumulated benefit obligation	$34,059	$39,341
Weighted average assumptions used to determine benefit obligation
Discount rate	4.68%	4.87%
Rate of increase in compensation levels	N/A	N/A

Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2023 and 2022. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Years Ended December 31,	2023	2022	2021
Interest cost	$1,827	$1,176	$1,080
Recognized net actuarial loss	431	923	1,199
Net periodic benefit cost	$2,258	$2,099	$2,279
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.87%	2.43%	1.95%
Rate of increase in future compensation levels	N/A	N/A	N/A

Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.2 million of the net actuarial loss reported in the following table as of December 31, 2023, as a component of net periodic benefit cost during 2024.

Years Ended December 31,	2023	2022
Net actuarial loss	$(6,331)	$(10,550)
Deferred tax benefit	3,867	4,964
Amounts included in accumulated other comprehensive loss, net of tax	$(2,464)	$(5,586)

As of December 31, 2023, the expected benefit payments required, based on the same assumptions used to measure our year-end benefit obligation, for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2024	$2,942
2025	2,790
2026	2,627
2027	2,479
2028	2,333
2029-2033	9,234

International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective teammates. As of December 31, 2023 and 2022, the accumulated benefit obligation under these plans was $15.5 million and $11.8 million. We recorded $4.3 million, $3.6 million and $3.6 million in net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021.

Note 12—Derivatives

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

We pay interest on our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates on our term loans, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swap was designated as a cash flow hedge. Cash flows related to the interest rate swap agreement are included in interest expense, net.

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2023:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedge
Interest rate swap	$350,000	March 2027	Other assets, net	$8,447	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,436	January 2024	Other current assets	$1,043	Other current liabilities	$—

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2022:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedge
Interest rate swap	$400,000	March 2027	Other assets, net	$15,461	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$58,321	January 2023	Other current assets	$440	Other current liabilities	$42

The notional amount of the interest rate swap represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50.0 million on the last business day of March of each year until the maturity date.

In March 2021, we terminated $300 million in notional value of interest rate swaps concurrent with the debt financing transaction. The balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within accumulated other comprehensive loss was reclassified to (gain) loss on extinguishment of debt within our consolidated statements of operations for the year ended December 31, 2021.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2023:

	Amount of Gain	Location of Gain	Total Amount of Expense	Amount of Gain/
	Recognized in	Reclassified from	Line Items Presented in the	(Loss) Reclassified
	Other	Accumulated Other	Consolidated Statement of	from Accumulated
	Comprehensive	Comprehensive Loss	Operations in Which the	Other Comprehensive
	(Loss) Income	into Income	Effects are Recorded	Loss into Income

Interest rate swaps	$2,707	Interest expense, net	$(157,915)	$9,720

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2022:

Amount of
	Amount of Gain	Location of Gain	Total Amount of Expense	Gain/(Loss)
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified from
	Other	Accumulated Other	Consolidated Statement of	Accumulated Other
	Comprehensive	Comprehensive Loss	Operations in Which the	Comprehensive Loss
	Income	into Income	Effects are Recorded	into Income

Interest rate swaps	$14,814	Interest expense, net	$(128,891)	$(647)

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2021:

Amount of
	Amount of Gain	Location of Gain	Total Amount of Expense	Gain/(Loss)
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified from
	Other	Accumulated Other	Consolidated Statement of	Accumulated Other
	Comprehensive	Comprehensive Loss	Operations in Which the	Comprehensive Loss
	Income	into Income	Effects are Recorded	into Income
Interest rate swaps	$2,426	(Gain) loss on extinguishment of debt	$(40,433)	$(25,518)

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the years ended December 31, 2023, 2022 and 2021 we recognized a loss of $0.3 million, $0.9 million and $2.3 million, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense (income), net for our foreign exchange contracts.

Note 13—Income Taxes

The components of net (loss) income before income taxes consist of the following:

Years Ended December 31,	2023	2022	2021
Net (loss) income before income taxes:
U.S.	$(65,432)	$(17,650)	$231,424
Foreign	10,706	28,541	45,330
Net (loss) income before income taxes	$(54,726)	$10,891	$276,754

The income tax provision (benefit) consists of the following:

Years Ended December 31,	2023	2022	2021
Current tax provision:
Federal	$3,887	$1,090	$54,087
State	1,535	5,125	15,961
Foreign	4,886	8,648	14,853
Total current tax provision	10,308	14,863	84,901
Deferred tax benefit:
Federal	(18,081)	(8,671)	(22,046)
State	(4,823)	(5,395)	(4,175)
Foreign	(829)	(12,295)	(3,515)
Total deferred tax benefit	(23,733)	(26,361)	(29,736)
Total income tax benefit	$(13,425)	$(11,498)	$55,165

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Years Ended December 31,	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the rate resulting from:
Net capital loss on divestiture	—%	—%	(1.0)%
Tax reform	—%	—%	(1.2)%
Unrecognized tax benefits	(2.6)%	10.2%	0.1%
State income taxes, net of federal income tax impact	6.4%	(7.1)%	3.1%
Research and development credit	4.4%	(29.9)%	(0.8)%
Foreign income taxes	(0.9)%	0.5%	0.3%
Valuation allowance	(0.5)%	—%	1.1%
Restricted stock vestings	(1.0)%	(57.3)%	(2.1)%
Nondeductible Interest	(1.5)%	6.6%	0.3%
Nondeductible compensation	(3.6)%	28.9%	1.0%
Foreign repatriation change (Thailand)	—%	(96.3)%	—%
Non-deductible transaction costs	—%	19.5%	—%
Foreign derived intangible income (FDII)	4.0%	—%	(3.2)%
Global intangible low-taxed income	0.7%	5.0%	—%
Other	(1.9)%	(6.7)%	1.3%
Effective income tax rate	24.5%	(105.6)%	19.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2023	2022
Deferred tax assets:
Employee benefit plans	$28,763	$27,923
Accrued liabilities not currently deductible	15,997	15,640
Finance charges	2,173	2,143
Lease liabilities	83,895	80,300
Allowance for losses on accounts receivable	7,335	6,703
Net operating loss carryforwards	41,165	55,992
Capital loss carryover	30,034	30,034
Interest limitation	13,082	19,890
Insurance	1,323	20
R&D capitalized costs	21,974	14,017
Other	8,462	7,982
Total deferred tax assets	254,203	260,644
Less: valuation allowances	(35,520)	(35,253)
Net deferred tax assets	218,683	225,391
Deferred tax liabilities:
Merchandise inventories	25,866	18,904
Goodwill	5,426	4,151
Property, equipment and computer software	69,411	91,983
Right-of-use assets	79,303	75,623
Derivatives	2,196	4,020
Intangible assets	62,301	81,068
Other	859	826
Total deferred tax liabilities	245,362	276,575
Net deferred tax liability	$(26,679)	$(51,184)

The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards in various state jurisdictions. The U.S. capital loss carryforward, which has a full valuation allowance, has an expiration date of five years. As of December 31, 2023, federal net operating losses of approximately $116 million are available to offset future federal taxable income. The entire $116 million of net operating losses have an unlimited carryforward period and will not expire. The capital loss and net operating loss carryforwards in various state jurisdictions have various expiration dates ranging from five years to an unlimited carryforward period. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2023.

Cash payments for income taxes, including interest, for 2023, 2022 and 2021 were $13.4 million, $38.1 million and $102 million. Cash tax refunds received for 2023, 2022 and 2021 were $19.7 million, $4.2 million and $2.5 million.

A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2023	2022
Unrecognized tax benefits at January 1,	$22,499	$21,385
Increases for positions taken during current period	410	1,016
Increases for positions taken during prior periods	13	325
Lapse of statute of limitations	(181)	(227)
Unrecognized tax benefits at December 31,	$22,741	$22,499

Included in the liability for unrecognized tax benefits at December 31, 2023 and 2022, were $2.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $20.0 million and $19.8 million at December 31, 2023 and 2022 would impact our effective tax rate if recognized and the remaining would not impact our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits. Accrued interest at December 31, 2023 and 2022 was $5.7 million and $3.9 million. The amounts recognized in interest expense for the years ended December 31, 2023, 2022 and 2021 were $1.7 million, $1.0 million and $0.3 million. There were no penalties accrued at December 31, 2023, 2022 and 2021 or recognized in 2023, 2022 and 2021.

On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the U.S. in connection with our sourcing of products by our foreign subsidiaries for sale in the U.S. by our domestic subsidiaries. Our amount of taxable income in the U.S. is based on our transfer pricing methodology, which has been consistently applied for all years subject to the NOPAs. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015 through 2022 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2019 through 2022; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.

Note 14—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the years ended December 31, 2023, 2022 and 2021:

(in thousands, except per share data)
Years Ended December 31,	2023	2022	2021
Net (loss) income	$(41,301)	$22,389	$221,589

Weighted average shares outstanding - basic	75,785	74,496	72,744
Dilutive shares	—	1,721	2,742
Weighted average shares outstanding - diluted	75,785	76,217	75,486

Net (loss) income per common share:
Basic	$(0.54)	$0.30	$3.05
Diluted	$(0.54)	$0.29	$2.94

Share-based awards for the year ended December 31, 2023, of approximately 1.6 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 15—Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2023, 2022 and 2021:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive income before reclassifications	2,405	7,141	2,707	12,253
Income tax	(639)	—	(704)	(1,343)
Other comprehensive income before reclassifications, net of tax	1,766	7,141	2,003	10,910
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	(9,720)	(9,289)
Income tax	(111)	—	2,527	2,416
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	320	—	(7,193)	(6,873)
Other comprehensive income (loss)	2,086	7,141	(5,190)	4,037
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive income (loss) before reclassifications	8,359	(14,101)	14,814	9,072
Income tax	(1,646)	—	(3,851)	(5,497)
Other comprehensive income (loss) before reclassifications, net of tax	6,713	(14,101)	10,963	3,575
Amounts reclassified from accumulated other comprehensive loss	923	—	647	1,570
Income tax	(240)	—	(169)	(409)
Amounts reclassified from accumulated other comprehensive loss, net of tax	683	—	478	1,161
Other comprehensive income (loss)	7,396	(14,101)	11,441	4,736
Accumulated other comprehensive income (loss), December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive income (loss) before reclassifications	4,462	(25,976)	2,426	(19,088)
Income tax	(1,428)	—	(611)	(2,039)
Other comprehensive income (loss) before reclassifications, net of tax	3,034	(25,976)	1,815	(21,127)
Amounts reclassified from accumulated other comprehensive loss	1,199	—	25,518	26,717
Income tax	(383)	—	(7,289)	(7,672)
Amounts reclassified from accumulated other comprehensive loss, net of tax	816	—	18,229	19,045
Other comprehensive income (loss)	3,850	(25,976)	20,044	(2,082)
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic benefit cost recorded in Other expense, net.

Note 16— Commitments, Contingent Liabilities, and Legal Proceedings

O&M Halyard N95 Mask FDA Release

On April 5, 2023, we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model No. 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.

On April 12, 2023, the U.S. Food and Drug Administration (FDA) recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model No. 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.

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

While the FDA recommendation did not materially affect our results of operations for 2023, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the U.S. and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other U.S. or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Other Litigation

We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, workers’ compensation, product liability, regulatory, cybersecurity and other matters. We maintain insurance coverage for cybersecurity, employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. From time to time, we establish estimated liabilities based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2023 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Note 17—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our U.S. distribution division (Medical Distribution), including outsourced logistics and value-added services business, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

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

The following tables present financial information by segment:

Years Ended December 31,	2023	2022	2021
Net revenue:
Products & Healthcare Services	$7,781,395	$7,898,397	$8,825,646
Patient Direct	2,552,572	2,057,078	959,669
Consolidated net revenue	$10,333,967	$9,955,475	$9,785,315

Operating income:
Products & Healthcare Services	$57,809	$175,309	$384,390
Patient Direct	246,863	193,748	57,966
Acquisition-related charges and intangible amortization	(101,037)	(126,972)	(42,774)
Exit and realignment charges	(99,127)	(6,897)	(31,109)
Inventory valuation adjustment(1)	—	(92,275)	—
Consolidated operating income	$104,508	$142,913	$368,473

Depreciation and amortization:
Products & Healthcare Services	$77,006	$77,539	$75,548
Patient Direct	210,371	151,128	15,073
Consolidated depreciation and amortization	$287,377	$228,667	$90,621

Share-based compensation:
Products & Healthcare Services	$15,078	$19,681	$22,476
Patient Direct	5,864	820	937
Other(2)	2,276	492	1,603
Consolidated share-based compensation	$23,218	$20,993	$25,016

Capital expenditures:
Products & Healthcare Services	$29,361	$49,824	$48,282
Patient Direct	178,531	116,758	1,408
Consolidated capital expenditures	$207,892	$166,582	$49,690
(1)	Relates to an inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.
(2)	Other share-based compensation expense is captured within exit and realignment charges or acquisition-related charges for the years ended December 31 2023, 2022 and 2021.

December 31,	2023	2022
Total assets:
Products & Healthcare Services	$2,359,825	$2,809,600
Patient Direct	2,490,460	2,507,216
Segment assets	4,850,285	5,316,816
Cash and cash equivalents	243,037	69,467
Consolidated total assets	$5,093,322	$5,386,283

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Years Ended December 31,	2023	2022	2021
Net revenue:
United States	$10,058,675	$9,526,037	$9,250,331
International	275,292	429,438	534,984
Consolidated net revenue	$10,333,967	$9,955,475	$9,785,315

December 31,	2023	2022
Long-lived assets:
United States	$1,140,303	$1,226,108
International	109,504	116,524
Consolidated long-lived assets	$1,249,807	$1,342,632

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owens & Minor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the goodwill impairment analysis for the Global Products reporting unit

As discussed in Note 6 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $1,639 million, of which $104 million related to the Products & Healthcare Services reportable segment, all of which related to the Global Products reporting unit. As discussed in Note 1, the Company performs goodwill impairment testing on an annual basis as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This involves estimating the fair value of the reporting units using an equally weighted combination of the income-based approach and the market-based approach.

The Company determined that the fair value of the reporting unit was in excess of the carrying amount and, therefore, did not record any goodwill impairment for this reporting unit.

We identified the evaluation of the goodwill impairment analysis for the Global Products reporting unit as a critical audit matter.  Evaluating the estimated fair value of the reporting unit involved a high degree of subjective auditor judgment due to the fact that the estimated fair value of the Global Products reporting unit exceeded its carrying amount by less than 10%, indicating a higher risk that the goodwill may be impaired. We performed sensitivity analyses as a risk assessment procedure over assumptions used to estimate the fair value of the Global Products reporting unit and determined certain projected revenues represented a key assumption.  As a result, certain projected revenues used within the goodwill impairment analysis were challenging to evaluate as changes to those assumptions could have had a significant effect on the Company’s assessment of the impairment of goodwill for the Global Products reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s goodwill impairment assessment process for the Global Products reporting unit. This included controls related to the development of certain projected revenues. We evaluated the Company’s forecasted revenue growth rates for the Global Products reporting unit by comparing the growth assumptions to forecasted growth rates in the Company’s budget plans and comparing the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating projected revenues by comparing them to the projected revenues of a set of comparable companies and other market data.

Estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues

As discussed in Note 1 to the consolidated financial statements, within the Company’s Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment rented to patients and sales of equipment, supplies and other items sold to patients. The Company’s Patient Direct segment net revenue was $2,553 million for the year ended December 31, 2023. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration on equipment and supplies sales and estimated adjustments to record revenue at an amount probable of being collected for equipment rental revenues. The Company uses contractual agreements, historical experience, and other operating trends to determine the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues.

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

Richmond, Virginia
February 20, 2024

Index to Exhibits

2.1

Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2

Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

2.3

Purchase Agreement, dated as of April 6, 2020 by and among EHDH Holding Group and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A Exhibit 2.1, dated January 16, 2020)**

2.4

Agreement and Plan of Merger, dated as of January 7, 2022, by and among the Company, Apria and Merger Sub (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.01, dated January 10, 2022)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of the Company effective October 28, 2022 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 3.1, dated November 2, 2022)

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

4.3	Form of Global Note for the 4.375% Senior Notes due 2024 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit B of Exhibit 4.2, dated September 17, 2014)

4.4

Third Supplemental Indenture, dated as of April 30, 2018, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated May 4, 2018)

4.5

Fourth Supplemental Indenture, dated as of February 12, 2019, among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated February 19, 2019)

4.6

Indenture, dated March 10, 2021, among Owens & Minor, Inc., the guarantors named therein and Regions Bank, as Trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 11, 2021)

4.7	Form of Global Note for the 4.500% Senior Notes due 2029 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 11, 2021)

4.8

Sixth Supplemental Indenture, dated as of March 10, 2021, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 11, 2021).

4.9

Indenture dated March 29, 2022 by and among the Company, the guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 29, 2022)

4.10	Form of Global Note for the 6.625% Senior Notes due 2030 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 29, 2022)

4.11

Seventh Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 29, 2022)

4.12

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

4.14	Description of Securities - filed herewith

10.1	Form of Director Restricted Stock Agreement under the 2015 Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2016)*

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

10.25

Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.26

First Amendment dated as of September 17, 2014 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. ( as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors) and Wells Fargo Bank, N.A. ( as Administrative Agent), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

10.27

Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, Mediq B.V., Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.28	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))*

10.29

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

10.30

Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.31

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

10.32

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

10.33

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

10.34

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

10.35

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

10.36	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019*

10.37

Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 ((Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019*

10.38

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

10.39

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

10.40

Purchase and Sale Agreement, dated as of February 19, 2020, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2020)

10.41

Performance Guaranty of Owens & Minor, Inc., dated as of February 19, 2020 in favor of PNC Bank, National Association. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated February 19, 2020)

10.42

Amendment No. 2 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2020. (File No. 001-09810))*

10.43

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

10.44

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

10.45	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated February 26, 2021)*

10.46	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated February 26, 2021)*

10.47	Form of 2021 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated February 26, 2021)*

10.48

Credit Agreement, dated as of March 10, 2021, by and among Owens & Minor, Inc, and certain subsidiaries of Owens & Minor, Inc, as borrowers, Bank of America, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 11, 2021)

10.49

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

10.50

Amendment to Purchase and Sale Agreement, dated as of March 10, 2021, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 11, 2021).

10.51	Owens & Minor, Inc. 2021 Teammate Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement filed March 19, 2020 (File No. 001-09810))*

10.52

Agreement of Resignation, Appointment, and Acceptance, dated as September 10, 2021, by and among Owens & Minor, Inc., U.S. Bank National Association, as Prior Trustee, and Regions Bank, as Successor Trustee(incorporated herein by reference to our Form 10-Q, Exhibit 10.1, dated November 3, 2021)

10.53	Form of Owens & Minor, Inc. Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 3, 2021)*

10.54

Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.3, dated November 3, 2021)*

10.55

Amendment No. 1 to Credit Agreement, among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, O&M Halyard, Inc., Byram Healthcare Centers, Inc., Owens & Minor, Inc., and Bank Of America (incorporated herein by reference to our Form 10-K, Exhibit 10.56, dated February 23, 2022)

10.56

Executive Separation Agreement and General Release, dated as of January 9, 2022, by and between Christopher Lowery and Owens & Minor Medical, Inc. (incorporated herein by reference to our Form 10-K, Exhibit 10.57, dated February 23, 2022)*,**

10.57	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2022)*

10.58	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 1, 2022)*

10.59	Form of 2022 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 1, 2022)**

10.60

Credit Agreement dated as of March 29, 2022, by and among the Company, certain subsidiaries of the Company party thereto, as borrowers, JPMorgan Chase Bank, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 29, 2022)**

10.61

Fourth Amendment to Receivables Financing Agreement, dated as of March 29, 2022, by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc., as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 29, 2022)**

10.62

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

10.63	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2022)*

10.64

Executive Separation Agreement and General Release, dated as of October 12, 2022, by and between Jeffrey T. Jochims and Owens & Minor, Inc. (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 2, 2022) **

10.65

Fifth Amendment to the Receivables Financing Agreement, dated March 14, 2023 by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc. as initial servicer, Regions Bank, Capital One Bank, and Bank of America, N.A., as lenders, and PNC Bank, National Association, as lender and administrative agent. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2023)

10.66	Form of Employee Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2023)*
10.67	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2023)*
10.68	Owens & Minor, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Annex A to Owns & Minor, Inc.’s definitive Proxy Statement filed on March 29, 2023)*
11.1	Calculation of Net (Loss) Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 14 - Net (Loss) Income per Common Share

21.1	Subsidiaries of Registrant

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Owens & Minor, Inc. Policy on Recoupment of Executive Incentive Compensation
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**

Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2024.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2024:

/s/ Edward A. Pesicka	/s/ Robert J. Henkel
Edward A. Pesicka	Robert J. Henkel
President, Chief Executive Officer & Director	Director

/s/ Alexander J. Bruni	/s/ Rita F. Johnson-Mills
Alexander J. Bruni	Rita F. Johnson-Mills
Executive Vice President & Chief Financial Officer	Director

/s/ Michael W. Lowry	/s/ Stephen W. Klemash
Michael W. Lowry	Stephen W. Klemash
Senior Vice President, Corporate Controller & Chief	Director
Accounting Officer

/s/ Mark A. Beck	/s/ Teresa L. Kline
Mark A. Beck	Teresa L. Kline
Chair of the Board of Directors	Director

/s/ Gwendolyn M. Bingham	/s/ Carissa L. Rollins
Gwendolyn M. Bingham	Carissa L. Rollins
Director	Director

/s/ Kenneth Gardner-Smith
Kenneth Gardner-Smith
Director