Form 10-Q
period 2024-03-31
OWENS & MINOR INC/VA/
filed 2024-05-03
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 26, 2024 was 76,499,288 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Net revenue	$2,612,680	$2,522,849
Cost of goods sold	2,077,151	2,025,542
Gross profit	535,529	497,307
Distribution, selling and administrative expenses	477,613	448,722
Acquisition-related charges and intangible amortization	20,313	22,188
Exit and realignment charges, net	27,356	15,674
Other operating expense, net	551	916
Operating income	9,696	9,807
Interest expense, net	35,655	42,198
Other expense, net	1,153	1,387
Loss before income taxes	(27,112)	(33,778)
Income tax benefit	(5,226)	(9,360)
Net loss	$(21,886)	$(24,418)

Net loss per common share
Basic	$(0.29)	$(0.32)
Diluted	$(0.29)	$(0.32)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net loss	$(21,886)	$(24,418)
Other comprehensive (loss) income net of tax:
Currency translation adjustments	(13,266)	5,118
Change in unrecognized net periodic pension costs	235	(147)
Change in gains and losses on derivative instruments	1,412	(3,377)
Total other comprehensive (loss) income, net of tax	(11,619)	1,594
Comprehensive loss	$(33,505)	$(22,824)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$244,866	$243,037
Accounts receivable, net of allowances of $7,005 and $7,861	669,861	598,257
Merchandise inventories	1,144,597	1,110,606
Other current assets	177,020	150,890
Total current assets	2,236,344	2,102,790
Property and equipment, net of accumulated depreciation and amortization of $546,326 and $546,397	501,385	543,972
Operating lease assets	349,984	296,533
Goodwill	1,635,368	1,638,846
Intangible assets, net	342,593	361,835
Other assets, net	142,319	149,346
Total assets	$5,207,993	$5,093,322
Liabilities and equity
Current liabilities
Accounts payable	$1,218,817	$1,171,882
Accrued payroll and related liabilities	79,480	116,398
Current portion of long-term debt	207,658	206,904
Other current liabilities	427,136	396,701
Total current liabilities	1,933,091	1,891,885
Long-term debt, excluding current portion	1,946,005	1,890,598
Operating lease liabilities, excluding current portion	276,327	222,429
Deferred income taxes, net	34,437	41,652
Other liabilities	123,265	122,592
Total liabilities	4,313,125	4,169,156
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,449 shares and 76,546 shares	152,897	153,092
Paid-in capital	438,587	434,185
Retained earnings	346,821	368,707
Accumulated other comprehensive loss	(43,437)	(31,818)
Total equity	894,868	924,166
Total liabilities and equity	$5,207,993	$5,093,322

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(21,886)	$(24,418)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	74,095	70,926
Share-based compensation expense	6,866	6,463
Provision (benefit) for losses on accounts receivable	181	(521)
Loss on extinguishment of debt	—	564
Deferred income tax benefit	(3,659)	(591)
Changes in operating lease right-of-use assets and lease liabilities	1,139	(225)
Gain on sale and dispositions of property and equipment	(15,619)	(8,269)
Changes in operating assets and liabilities:
Accounts receivable	(75,144)	5,240
Merchandise inventories	(35,412)	45,832
Accounts payable	52,926	23,082
Net change in other assets and liabilities	(39,617)	36,483
Other, net	3,168	3,832
Cash (used for) provided by operating activities	(52,962)	158,398
Investing activities:
Additions to property and equipment	(45,997)	(46,150)
Additions to computer software	(3,411)	(5,340)
Proceeds from sale of property and equipment	49,538	17,306
Other	(2,000)	—
Cash used for investing activities	(1,870)	(34,184)
Financing activities:
Borrowings under amended Receivables Financing Agreement	205,000	232,100
Repayments under amended Receivables Financing Agreement	(139,300)	(328,100)
Repayments of term loans	(4,625)	(26,500)
Other, net	(7,755)	(4,989)
Cash provided by (used for) financing activities	53,320	(127,489)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(618)	284
Net decrease in cash, cash equivalents and restricted cash	(2,130)	(2,991)
Cash, cash equivalents and restricted cash at beginning of period	272,924	86,185
Cash, cash equivalents and restricted cash at end of period	$270,794	$83,194
Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,365	$2,405
Interest paid	$18,211	$32,536
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$69,368	$64,658

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

		Common			Accumulated
	Common	Stock			Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	Earnings	Loss	Equity
Balance, December 31, 2023	76,546	$153,092	$434,185	$368,707	$(31,818)	$924,166
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	$152,897	$438,587	$346,821	$(43,437)	$894,868

Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	$152,391	$420,680	$385,590	$(34,261)	$924,400

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

We report our business under two distinct segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our United States (U.S.) distribution division (Medical Distribution), including outsourced logistics and value-added services and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of March 31, 2024 and December 31, 2023 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5, as well as $9.5 million and $13.5 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$244,866	$243,037
Restricted cash included in Other current assets	25,928	29,887
Total cash, cash equivalents, and restricted cash	$270,794	$272,924

Rental Revenue

Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare,

Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancelable lease term. We recorded $147 million and $172 million for the three months ended March 31, 2024 and 2023 in revenue related to equipment we rent to patients.

Sales of Accounts Receivable

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of March 31, 2024 and December 31, 2023, there were a total of $103 million and $124 million of uncollected accounts receivable, that had been sold and removed from our consolidated balance sheets. We account for these transactions as sales with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances, in the consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $515 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we received net cash proceeds of $512 million from the sale of accounts receivable under the RPA and collected $536 million of the sold accounts receivable. No accounts receivables were sold under the RPA for the three months ended March 31, 2023. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.3 million and $0.8 million for the three months ended March 31, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 5 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 7 for the fair value of derivatives.

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

Note 3—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill at March 31, 2024:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Carrying amount of goodwill, December 31, 2023	$1,535,252	$103,594	$1,638,846
Currency translation adjustments	—	(3,478)	(3,478)
Carrying amount of goodwill, March 31, 2024	$1,535,252	$100,116	$1,635,368

Intangible assets subject to amortization, which exclude indefinite-lived intangible assets, at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Gross intangible assets	$397,193	$202,000	$73,055	$433,750	$202,000	$73,958
Accumulated amortization	(213,793)	(74,544)	(43,318)	(236,791)	(69,655)	(41,427)
Net intangible assets	$183,400	$127,456	$29,737	$196,959	$132,345	$32,531
Weighted average useful life	14 years	10 years	6 years	13 years	10 years	6 years

At March 31, 2024 and December 31, 2023, $236 million and $250 million in net intangible assets were held in the Patient Direct segment and $107 million and $112 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $20.3 million and $20.9 million for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2024 (remainder)	$44,080
2025	54,389
2026	50,036
2027	41,687
2028	32,008
Thereafter	118,393
Total future amortization	$340,593

Note 4—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, IT strategic initiatives and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which include professional fees, severance and other costs to streamline functions and processes.

Exit and realignment charges, net were $27.4 million and $15.7 million for the three months ended March 31, 2024 and 2023. These amounts are excluded from our segments’ operating income.

During the three months ended March 31, 2024, exit and realignment charges, net included a gain of $7.4 million associated with the sale of our corporate headquarters and $34.7 million in charges under our Operating Model Realignment Program and IT strategic initiatives. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals, which are classified as other current liabilities in our consolidated balance sheets, through March 31, 2024 and 2023:

Total
Accrued exit and realignment costs, December 31, 2023	$20,047
Provision for exit and realignment activities:
Severance	184
Professional fees	25,625
Other	2,493
Cash payments	(11,728)
Accrued exit and realignment costs, March 31, 2024	$36,621

Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
Other	2,535
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	$11,097

In addition to the exit and realignment accruals in the preceding table and the $7.4 million gain associated with the sale of our corporate headquarters, we also incurred $6.5 million of costs that were expensed as incurred for the three months ended March 31, 2024, which primarily related to accelerated depreciation of certain assets held in our Products & Healthcare Services segment.

Note 5—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
4.375% Senior Notes, due December 2024	$171,306	$169,816	$171,232	$168,754
Receivables Financing Agreement	64,438	65,700	—	—
Term Loan A	385,003	389,513	387,591	390,668
4.500% Senior Notes, due March 2029	473,162	438,337	472,869	422,647
Term Loan B	502,481	518,722	503,212	518,293
6.625% Senior Notes, due April 2030	540,947	547,661	540,445	529,472
Finance leases and other	16,326	16,326	22,153	22,153
Total debt	2,153,663	2,146,075	2,097,502	2,051,987
Less current maturities	(207,658)	(207,658)	(206,904)	(206,904)
Long-term debt	$1,946,005	$1,938,417	$1,890,598	$1,845,083

We have $171 million of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined in the Indenture which governs the 2024 Notes) plus 30 basis points.

On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions.

The Receivables Financing Agreement has a maximum borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025.

We had $65.7 million in principal outstanding and no borrowings at March 31, 2024 and December 31, 2023 under our Receivables Financing Agreement. At March 31, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $384 million and $450 million under our Receivables Financing Agreement.

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029.

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

We have a revolving credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (Revolving Credit Agreement) with a maximum borrowing capacity of $450 million. The interest rate under our Revolving Credit Agreement is based on the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.

At March 31, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $26.7 million and $27.4 million, leaving $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million as of March 31, 2024 and December 31, 2023.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2024.

As of March 31, 2024, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2024 (remainder)	$194,572
2025	106,075
2026	43,500
2027	305,375
2028	6,000
2029	965,654
2030	552,189

Of the $195 million due in 2024, $179 million is due in December 2024. Current maturities at March 31, 2024 include $171 million in principal payments on our 2024 Notes, $25.0 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $5.3 million in current portion of finance leases and other.

Note 6—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of March 31, 2024 and December 31, 2023, the accumulated benefit obligation of the U.S. Retirement Plan was $33.7 million and $34.1 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.

The components of net periodic benefit cost for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Service cost	$458	$441
Interest cost	645	710
Recognized net actuarial loss	81	123
Net periodic benefit cost	$1,184	$1,274

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	March 2027	Other assets, net	$10,356	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$69,335	April 2024	Other current assets	$129	Other current liabilities	$44

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2023:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$8,447	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,436	January 2024	Other current assets	$1,043	Other current liabilities	$—

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2024:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss
Interest rate swaps	$4,557	Interest expense, net	$(35,655)	$2,649

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2023:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss
Interest rate swaps	$(2,387)	Interest expense, net	$(42,198)	$2,176

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

For the three months ended March 31, 2024 and 2023, we recognized a loss of $4.2 million and no gain (loss) associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense, net for our foreign exchange contracts.

Note 8—Income Taxes

The effective tax rate was 19.3% for the three months ended March 31, 2024, compared to 27.7% in the same period of 2023. The change in these rates were primarily from changes in results of operations in the jurisdictions in which we operate and changes in forecasted results reflected in the tax rates.

The liability for unrecognized tax benefits was $22.8 million at March 31, 2024 and $22.7 million at December 31, 2023. Included in the liability at March 31, 2024 and December 31, 2023 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied for all years subject to the NOPAs. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

Note 9—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(21,886)	$(24,418)

Weighted average shares outstanding - basic	76,319	75,177
Dilutive shares	—	—
Weighted average shares outstanding - diluted	76,319	75,177

Net loss per common share:
Basic	$(0.29)	$(0.32)
Diluted	$(0.29)	$(0.32)

Share-based awards for the three months ended March 31, 2024 and 2023 of approximately 1.6 million and 1.7 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2024 and 2023:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income (loss) before reclassifications	234	(13,266)	4,557	(8,475)
Income tax	(59)	—	(1,185)	(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	175	(13,266)	3,372	(9,719)
Amounts reclassified from accumulated other comprehensive income (loss)	81	—	(2,649)	(2,568)
Income tax	(21)	—	689	668
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	60	—	(1,960)	(1,900)
Other comprehensive income (loss)	235	(13,266)	1,412	(11,619)
Accumulated other comprehensive (loss) income, March 31, 2024	$(4,880)	$(46,220)	$7,663	$(43,437)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive income (loss) before reclassifications	—	5,118	(2,387)	2,731
Income tax	—	—	621	621
Other comprehensive income (loss) before reclassifications, net of tax	—	5,118	(1,766)	3,352
Amounts reclassified from accumulated other comprehensive income (loss)	123	—	(2,176)	(2,053)
Income tax	(270)	—	565	295
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(147)	—	(1,611)	(1,758)
Other comprehensive (loss) income	(147)	5,118	(3,377)	1,594
Accumulated other comprehensive (loss) income, March 31, 2023	$(7,348)	$(34,977)	$8,064	$(34,261)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 11—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our U.S. distribution division (Medical Distribution), including our outsourced logistics and value-added services businesses, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

We evaluate the performance of our segments based on their operating income excluding acquisition-related charges and intangible amortization and exit and realignment charges, net, along with other adjustments, that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful.

The following tables present financial information by segment:

	Three Months Ended
	March 31,
	2024	2023
Net revenue:
Products & Healthcare Services	$1,974,837	$1,915,489
Patient Direct	637,843	607,360
Consolidated net revenue	$2,612,680	$2,522,849

Operating income:
Products & Healthcare Services	$11,486	$1,820
Patient Direct	45,879	45,849
Acquisition-related charges and intangible amortization	(20,313)	(22,188)
Exit and realignment charges, net	(27,356)	(15,674)
Consolidated operating income	$9,696	$9,807

Depreciation and amortization:
Products & Healthcare Services	$23,366	$18,566
Patient Direct	50,729	52,360
Consolidated depreciation and amortization	$74,095	$70,926

Share-based compensation:
Products & Healthcare Services	$4,769	$4,498
Patient Direct	1,407	1,852
Other(1)	690	113
Consolidated share-based compensation	$6,866	$6,463

Capital expenditures:
Products & Healthcare Services	$8,250	$6,332
Patient Direct	41,158	45,158
Consolidated capital expenditures	$49,408	$51,490

(1)	Other share-based compensation expense is captured within exit and realignment charges, net or acquisition-related charges for the three months ended March 31, 2024 and 2023.

	March 31, 2024	December 31, 2023
Total assets:
Products & Healthcare Services	$2,456,341	$2,359,825
Patient Direct	2,506,786	2,490,460
Segment assets	4,963,127	4,850,285
Cash and cash equivalents	244,866	243,037
Consolidated total assets	$5,207,993	$5,093,322

For the three months ended March 31, 2024 and 2023, non-cash adjustments to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the last-in, first-out (LIFO) method for distribution inventories in the U.S. within our Products & Healthcare Services segment were $5.4 million and $4.9 million. The net book value of patient service equipment dispositions were $9.6 million and $9.0 million for the three months ended March 31, 2024 and 2023, within the Patient Direct segment.

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended
	March 31,
	2024	2023
Net revenue:
United States	$2,550,610	$2,452,936
International	62,070	69,913
Consolidated net revenue	$2,612,680	$2,522,849

Note 12—Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require disclosure of additional detailed information about a reportable segment’s expenses, including significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM), the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss. This ASU is effective for us in annual periods beginning after December 15, 2023 and interim periods within annual years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

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

Note 13—Commitments, Contingent Liabilities, and Legal Proceedings

Commitments include $48.4 million of legally binding lease payments for the Morgantown, West Virginia center of excellence for medical supplies and logistics lease signed, but not yet commenced. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for disclosure of other material contractual obligations.

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of March 31, 2024 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2023. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a global healthcare solutions company. Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services and manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

Net (loss) per share was $(0.29) for the three months ended March 31, 2024 as compared to net (loss) per share of $(0.32) for the three months ended March 31, 2023. This improvement reflects the operating results of our two segments as described below and lower interest expense, partially offset by increased exit and realignment charges associated with our Operating Model Realignment Program. Net (loss) per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $(0.02) for the three months ended March 31, 2024.

Products & Healthcare Services segment operating income was $11.5 million for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023. This increase was primarily from revenue growth of 3.1%, savings derived by our Operating Model Realignment Program in excess of $25 million, partially offset by changes in product sales mix, increased costs to support future revenue growth, and $5.0 million of increased teammate benefit costs. Patient Direct segment operating income was $45.9 million for the three months ended March 31, 2024, compared to $45.8 million for the three months ended March 31, 2023. This segment’s results reflect revenue growth of 5.0% and cost savings from information technology (IT) strategic initiatives and other operating efficiencies, which were virtually offset by unfavorable changes in revenue mix and increased teammate benefit costs.

Refer to ‘Results of Operations’ for further detail of quantitative and qualitative drivers of our results.

Philips Respironics Recall

In June 2021, one of Apria’s suppliers, Philips Respironics, announced a voluntary recall of its continuous and non-continuous ventilators (certain CPAP, bilevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices, which the U.S. Food and Drug Administration (FDA) identified as a Class I recall, the most serious category of recall. In December 2022, Philips Respironics issued a subsequent voluntary recall related to deficiencies in repairs made to certain of the ventilators that had originally been recalled in June 2021 (together with the June 2021 recall, the Recall). In April 2024, Philips Respironics entered into a consent decree enjoining Philips Respironics from making and distributing non-medically necessary CPAP, bilevel positive airway pressure and ventilator devices at any of its Sleep and Respiratory Care Business facilities until the FDA determines that Philips Respironics has complied with the remediation and compliance activities set forth in the consent decree.

We continue to closely monitor the impact of the Recall and subsequent consent decree on our business. To date, we have incurred significant costs coordinating Recall-related activities, and we may continue to incur additional significant costs (including costs in completing the replacement of devices subject to the Recall). Some or all of these costs may not be recoverable from the product manufacturer. While we believe we have access to a sufficient supply of CPAP, bilevel positive airway pressure and ventilator devices to service our home healthcare patients’ needs, other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$1,974,837	$1,915,489	$59,348	3.1%
Patient Direct	637,843	607,360	30,483	5.0%
Net revenue	$2,612,680	$2,522,849	$89,831	3.6%

The Products & Healthcare Services net revenue increase of $59.3 million was primarily from net revenue growth in the Medical Distribution division of 4.7% which was partially offset by a slight decline in our Global Products division, primarily driven by a decline in international net revenue. The Patient Direct segment net revenue growth of $30.5 million was driven by growth across certain product categories, including diabetes and sleep supplies, as a result of new patient starts and high retention of customers, and lower estimated variable consideration as a result of improved collection rates, which contributed approximately $9 million to the increase.

Foreign currency translation had an unfavorable impact on net revenue of $1.3 million for the three months ended March 31, 2024 as compared to the prior year period.

Cost of goods sold.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$2,077,151	$2,025,542	$51,609	2.5%

The increase in cost of goods sold for the three months ended March 31, 2024 reflects the increased cost associated with net revenue growth of 3.6%, partially offset by cost reductions in our Global Products division, including approximately $5.5 million of savings associated with sourcing initiatives.

Foreign currency translation had an unfavorable impact on cost of goods sold of $1.0 million for the three months ended March 31, 2024 as compared to the prior year period.

Gross profit.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$535,529	$497,307	$38,222	7.7%
As a % of net revenue	20.50%	19.71%

The changes in gross profit for the three months ended March 31, 2024 was driven by the same factors impacting net revenue and cost of goods sold. Foreign currency translation had an unfavorable impact on gross profit of $2.2 million for the three months ended March 31, 2024 as compared to the prior year period.

Operating expenses.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$477,613	$448,722	$28,891	6.4%
As a % of net revenue	18.28%	17.79%
Acquisition-related charges and intangible amortization	$20,313	$22,188	$(1,875)	(8.5)%
Exit and realignment charges, net	$27,356	$15,674	$11,682	74.5%
Other operating expense, net	$551	$916	$(365)	(39.8)%

The increase in Distribution, selling and administrative expenses (DS&A) expenses for the three months ended March 31, 2024 was driven primarily by incremental costs to support the $89.8 million, or 3.6% of net revenue growth, along with future revenue growth and an increase of approximately $11 million in teammate benefit costs, partially offset by approximately $5 million of personnel cost savings related to 2023 organizational changes, approximately $8 million in expense savings from our IT strategic initiatives, and other productivity gains derived from operating efficiencies.

Foreign currency translation had a favorable impact on DS&A of $0.3 million for the three months ended March 31, 2024 as compared to the prior year period.

Intangible amortization was $20.3 million for the three months ended March 31, 2024 and $20.9 million for the three months ended March 31, 2023 related primarily to intangible assets acquired in the Apria, Halyard and Byram acquisitions. Acquisition-related charges were $1.3 million for the three months ended March 31, 2023 consisting primarily of costs related to the acquisition of Apria, Inc. The decline from the prior year period reflect the incurrence of most of these costs within the first year after the March 29, 2022 acquisition date.

Exit and realignment charges, net were $27.4 million for the three months ended March 31, 2024. These charges primarily related to our (1) Operating Model Realignment Program of $33.5 million, including professional fees, severance, and other costs to streamline functions and processes and (2) costs related to IT strategic initiatives such as converting certain divisions to common IT systems of $1.2 million partially offset by (3) a $7.4 million gain on the sale of our corporate headquarters. Exit and realignment charges, net were $15.7 million for the three months ended March 31, 2023, which consisted primarily of costs related to our Operating Model Realignment Program, including professional fees, severance and costs to streamline functions and processes. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The change in other operating expense, net for the three months ended March 31, 2024 as compared to the prior year reflects $3.3 million of losses on sales of accounts receivable under the Master Receivables Purchase Agreement (RPA) as compared to $0.8 million of losses for the three months ended March 31, 2023. During the three months ended March 31, 2024, we incurred a favorable change of $2.5 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$35,655	$42,198	$(6,543)	(15.5)%
Effective interest rate	7.13%	6.83%

Interest expense, net for the three months ended March 31, 2024 decreased due to lower average outstanding borrowings of $367 million, partially offset by an increase in the effective interest rate of 30 basis points as compared to the three months ended March 31, 2023. See Note 5 of Notes to Consolidated Financial Statements.

Other expense, net.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense, net	$1,153	$1,387	$(234)	(16.9)%

Other expense, net for the three months ended March 31, 2024 and 2023 includes interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax benefit	$(5,226)	$(9,360)	$4,134	44.2%
Effective tax rate	19.3%	27.7%

The change in the effective tax rate for the three months ended March 31, 2024 compared to the same period in 2023 resulted primarily from changes in results of operations in the jurisdictions in which we operate and changes in forecasted results reflected in the tax rates.

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

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	March 31, 2024	December 31, 2023	$	%
Cash and cash equivalents	$244,866	$243,037	$1,829	0.8%
Accounts receivable, net	$669,861	$598,257	$71,604	12.0%
DSO (1)	23.1	20.5
Merchandise inventories	$1,144,597	$1,110,606	$33,991	3.1%
Inventory days (2)	50.1	49.0
Accounts payable	$1,218,817	$1,171,882	$46,935	4.0%
(1)Based on period end accounts receivable and net revenue for the quarters ended March 31, 2024 and December 31, 2023. Consolidated DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, Consolidated DSO would have been 26.7 as of March 31, 2024 and 24.8 as of December 31, 2023.
(2)Based on period end merchandise inventories and cost of goods sold for the quarters ended March 31, 2024 and December 31, 2023.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net cash (used for) provided by:
Operating activities	$(52,962)	$158,398
Investing activities	(1,870)	(34,184)
Financing activities	53,320	(127,489)
Effect of exchange rate changes	(618)	284
Net decrease in cash, cash equivalents and restricted cash	$(2,130)	$(2,991)

Cash used for operating activities in the first three months of 2024 reflected a net loss and unfavorable changes in working capital. Cash provided by operating activities in the first three months of 2023 reflected a net loss and favorable changes in working capital.

Cash used for investing activities in the first three months of 2024 included capital expenditures of $49.4 million for patient service equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, offset by $49.5 million in proceeds from sale of property and equipment, which included sales of patient service equipment and $33.5 million in gross proceeds related to the sale of our corporate headquarters. Cash used for investing activities in the first three months of 2023 included capital expenditures of $51.5 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $17.3 million in proceeds related primarily to the sale of patient equipment.

Cash used for financing activities in the first three months of 2024 included repayments of term loans of $4.6 million. We had no borrowings under our revolving credit facility for the first three months of 2024 and had net borrowings of $65.7 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $2.6 million for the first three months of 2024. Cash used for financing activities in the first three months of 2023 included repayments of term loans of $26.5 million. We had no borrowings under our revolving credit facility on a net basis for the first three months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $5.8 million for the first three months of 2023.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had $65.7 million in principal outstanding and no borrowings at March 31, 2024 and December 31, 2023 under our Receivables Financing Agreement. At March 31, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $384 million and $450 million under our Receivable Financing Agreement.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $906 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.

At March 31, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $26.7 million and $27.4 million, leaving $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million as of March 31, 2024 and December 31, 2023.

On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 4.375% senior notes due in December 2024 (the 2024 Notes), and the parties secured under the credit agreements including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 4.500% senior unsecured notes due in March 2029, and the 6.625% senior unsecured notes due in April 2030 contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2024.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (the Purchaser) in exchange for cash. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA and net cash proceeds were $515 million and $512 million during the three months ended March 31, 2024. We collected $536 million of the sold accounts receivable for the three months ended March 31, 2024. No accounts receivables were sold under the RPA for the three months ended March 31, 2023. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.3 million and $0.8 million for the three months ended March 31, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $26.8 million and $22.0 million at March 31, 2024 and December 31, 2023. As of March 31, 2024, we are permanently reinvested in our foreign subsidiaries.

Contractual obligations

Commitments include $48.4 million of legally binding lease payments for the Morgantown, West Virginia center of excellence for medical supplies and logistics lease signed, but not yet commenced. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for disclosure of other material contractual obligations.

Guarantor and Collateral Group Summarized Financial Information

We are providing the following information in compliance with Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and Rule 13-02 of Regulation S-X, of with respect to our 2024 Notes. See Note 5 of the accompanying consolidated financial statements for additional information regarding the terms of the 2024 Notes.

The following tables present summarized financial information for Owens & Minor, Inc. and the guarantors of Owens & Minor, Inc.’s 2024 Notes (together, “the Guarantor Group”), on a combined basis with intercompany balances and transactions between entities in the Guarantor Group eliminated. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several.

Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group

Three Months Ended
(Dollars in thousands)	March 31, 2024
Net revenue(1)	$2,573,239
Gross profit	513,541
Operating income	(315)
Net loss	(26,542)

(1)Includes $28.4 million in sales to non-guarantor subsidiaries for the three months ended March 31, 2024.

Summarized Consolidated Balance Sheets - Guarantor Group

(Dollars in thousands)	March 31, 2024	December 31, 2023
Total current assets	$1,563,189	$1,472,999
Total assets	4,689,762	4,601,026
Total current liabilities	2,035,285	2,002,468
Total liabilities	4,318,284	4,243,230

The following tables present summarized financial information for Owens & Minor, Inc. and the subsidiaries of Owens & Minor, Inc.’s 2024 Notes pledged that constitute a substantial portion of collateral (together, “the Collateral Group”), on a combined basis with intercompany balances and transactions between entities in the Collateral Group eliminated. The pledged subsidiaries are 100% owned by Owens & Minor, Inc. No trading market for the subsidiaries included in the Collateral Group exists.

Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group

(Dollars in thousands)	March 31, 2024	December 31, 2023
Total current assets	$1,394,046	$1,280,045
Total assets	4,318,289	4,220,357
Total current liabilities	1,866,536	1,821,030
Total liabilities	3,883,431	3,801,549

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2024.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, manage or integrate acquisitions, including Apria;
●	our ability to successfully implement our Operating Model Realignment Program and our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	our ability to meet the terms to qualify for supplier funding programs;

●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through March 31, 2024, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through March 31, 2024, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through March 31, 2024, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information.

On March 1, 2024, Alexander Bruni, Executive Vice President & CFO, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 16,812 shares of Owens & Minor, Inc. common stock between June 3, 2024 and August 30, 2024, subject to certain conditions.

On March 4, 2024, Mark Beck, a Director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 9,344 shares of Owens & Minor, Inc. common stock between June 5, 2024 and June 28, 2024, subject to certain conditions.

On March 4, 2024, Perry Bernocchi, Chief Executive Officer, Patient Direct, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 40,977 shares of Owens & Minor, Inc. common stock between June 6, 2024 and June 28, 2024, subject to certain conditions.

On March 4, 2024, Michael Lowry, Senior Vice President, Corporate Controller & Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 57,148 shares of Owens & Minor, Inc. common stock between June 4, 2024 and June 2, 2025, subject to certain conditions.

On March 4, 2024, Snehashish Sarkar, Executive Vice President, Chief Information Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 17,553 shares of Owens & Minor, Inc. common stock between June 4, 2024 and November 29, 2024, subject to certain conditions.

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2024)*

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: May 3, 2024	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: May 3, 2024	/s/ Alexander J. Bruni
Alexander J. Bruni
Executive Vice President & Chief Financial Officer