Form 10-Q
period 2024-06-30
OWENS & MINOR INC/VA/
filed 2024-08-02
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9810

Owens & Minor, Inc.

(Exact name of Registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard	23116
Mechanicsville, Virginia
(Address of principal executive offices)	(Zip Code)

Post Office Box 27626, Richmond, Virginia	23261-7626
(Mailing address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value per share	OMI	New York Stock Exchange

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 26, 2024 was 77,096,148 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net revenue	$2,671,006	$2,563,226	$5,283,686	$5,086,075
Cost of goods sold	2,126,853	2,043,794	4,204,003	4,069,336
Gross profit	544,153	519,432	1,079,683	1,016,739
Distribution, selling and administrative expenses	469,313	455,030	946,926	903,752
Acquisition-related charges and intangible amortization	19,985	22,203	40,298	44,392
Exit and realignment charges, net	29,293	28,963	56,649	44,637
Other operating expense, net	5,263	2,397	5,815	3,312
Operating income	20,299	10,839	29,995	20,646
Interest expense, net	35,899	40,728	71,554	82,926
Other expense, net	1,205	1,072	2,358	2,458
Loss before income taxes	(16,805)	(30,961)	(43,917)	(64,738)
Income tax provision (benefit)	15,108	(2,720)	9,882	(12,079)
Net loss	$(31,913)	$(28,241)	$(53,799)	$(52,659)

Net loss per common share:
Basic	$(0.42)	$(0.37)	$(0.70)	$(0.70)
Diluted	$(0.42)	$(0.37)	$(0.70)	$(0.70)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(31,913)	$(28,241)	$(53,799)	$(52,659)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(5,302)	(5,167)	(18,568)	(49)
Change in unrecognized net periodic pension costs	199	136	434	(11)
Change in gains and losses on derivative instruments	(204)	3,299	1,208	(78)
Total other comprehensive loss, net of tax	(5,307)	(1,732)	(16,926)	(138)
Comprehensive loss	$(37,220)	$(29,973)	$(70,725)	$(52,797)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$243,671	$243,037
Accounts receivable, net of allowances of $7,658 and $7,861	662,444	598,257
Merchandise inventories	1,231,413	1,110,606
Other current assets	189,542	150,890
Total current assets	2,327,070	2,102,790
Property and equipment, net of accumulated depreciation and amortization of $561,238 and $546,397	493,075	543,972
Operating lease assets	368,471	296,533
Goodwill	1,634,723	1,638,846
Intangible assets, net	326,173	361,835
Other assets, net	154,492	149,346
Total assets	$5,304,004	$5,093,322
Liabilities and equity
Current liabilities
Accounts payable	$1,381,871	$1,171,882
Accrued payroll and related liabilities	108,103	116,398
Current portion of long-term debt	210,913	206,904
Other current liabilities	430,298	396,701
Total current liabilities	2,131,185	1,891,885
Long-term debt, excluding current portion	1,871,800	1,890,598
Operating lease liabilities, excluding current portion	297,728	222,429
Deferred income taxes, net	28,900	41,652
Other liabilities	113,689	122,592
Total liabilities	4,443,302	4,169,156
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,048 shares and 76,546 shares as of June 30, 2024 and December 31, 2023	154,096	153,092
Paid-in capital	440,442	434,185
Retained earnings	314,908	368,707
Accumulated other comprehensive loss	(48,744)	(31,818)
Total equity	860,702	924,166
Total liabilities and equity	$5,304,004	$5,093,322

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(53,799)	$(52,659)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	137,974	142,988
Share-based compensation expense	13,601	11,675
Provision (benefit) for losses on accounts receivable	324	(900)
Loss on extinguishment of debt	—	843
Deferred income tax benefit	(9,029)	(6,758)
Changes in operating lease right-of-use assets and lease liabilities	3,766	(3,077)
Gain on sale and dispositions of property and equipment	(27,876)	(18,563)
Changes in operating assets and liabilities:
Accounts receivable	(68,442)	90,203
Merchandise inventories	(123,077)	165,651
Accounts payable	203,371	52,159
Net change in other assets and liabilities	(19,517)	82,954
Other, net	5,891	6,994
Cash provided by operating activities	63,187	471,510
Investing activities:
Additions to property and equipment	(90,379)	(92,750)
Additions to computer software	(4,829)	(8,229)
Proceeds from sale of property and equipment	67,026	35,729
Other, net	(8,858)	(418)
Cash used for investing activities	(37,040)	(65,668)
Financing activities:
Borrowings under amended Receivables Financing Agreement	667,300	348,200
Repayments under amended Receivables Financing Agreement	(667,300)	(444,200)
Repayments of term loans	(12,375)	(78,301)
Other, net	(12,545)	(8,819)
Cash used for financing activities	(24,920)	(183,120)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(682)	196
Net increase in cash, cash equivalents and restricted cash	545	222,918
Cash, cash equivalents and restricted cash at beginning of period	272,924	86,185
Cash, cash equivalents and restricted cash at end of period	$273,469	$309,103
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$5,240	$(10,506)
Interest paid	$70,819	$78,625
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$76,373	$65,808

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

		Common			Accumulated
	Common	Stock			Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value )	Capital	Earnings	Loss	Equity
Balance, December 31, 2023	76,546	$153,092	$434,185	$368,707	$(31,818)	$924,166
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	152,897	438,587	346,821	(43,437)	894,868
Net loss	—	—	—	(31,913)	—	(31,913)
Other comprehensive loss	—	—	—	—	(5,307)	(5,307)
Share-based compensation expense, exercises and other	599	1,199	1,855	—	—	3,054
Balance, June 30, 2024	77,048	$154,096	$440,442	$314,908	$(48,744)	$860,702

Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	152,391	420,680	385,590	(34,261)	924,400
Net loss	—	—	—	(28,241)	—	(28,241)
Other comprehensive loss	—	—	—	—	(1,732)	(1,732)
Share-based compensation expense, exercises and other	244	489	1,313	—	—	1,802
Balance, June 30, 2023	76,440	$152,880	$421,993	$357,349	$(35,993)	$896,229

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

We report our business under two distinct segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our Medical Distribution division, which includes our U.S. distribution business, along with our outsourced logistics and value-added services businesses, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of June 30, 2024 and December 31, 2023 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5, as well as $13.4 million and $13.5 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$243,671	$243,037
Restricted cash included in Other current assets	13,402	29,887
Restricted cash included in Other assets, net	16,396	—
Total cash, cash equivalents, and restricted cash	$273,469	$272,924

Rental Revenue

Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancelable lease term. We recorded $148 million and $153 million for the three months ended June 30, 2024 and 2023 and $294 million and $300 million for the six months ended June 30, 2024 and 2023 in net revenue related to equipment we rent to patients.

Sales of Accounts Receivable

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of June 30, 2024 and December 31, 2023, there were a total of $129 million and $124 million of uncollected accounts receivable, that were accounted for as sales and removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances, in the consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $573 million and $1.1 billion for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, we received net cash proceeds of $569 million and $1.1 billion from the sale of accounts receivable under the RPA and collected $547 million and $1.1 billion of the sold accounts receivable. Total accounts receivable sold under the RPA were $412 million for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, we received net cash proceeds of $409 million from the sale of accounts receivable under the RPA and collected $297 million of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.9 million and $2.9 million for the three months ended June 30, 2024 and 2023 and $7.2 million and $3.6 million for the six months ended June 30, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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

Note 3—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill at June 30, 2024:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Carrying amount of goodwill, December 31, 2023	$1,535,252	$103,594	$1,638,846
Currency translation adjustments	—	(4,123)	(4,123)
Carrying amount of goodwill, June 30, 2024	$1,535,252	$99,471	$1,634,723

Intangible assets subject to amortization, which exclude indefinite-lived intangible assets at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Gross intangible assets	$396,763	$202,000	$73,055	$433,750	$202,000	$73,958
Accumulated amortization	(222,098)	(79,434)	(46,113)	(236,791)	(69,655)	(41,427)
Net intangible assets	$174,665	$122,566	$26,942	$196,959	$132,345	$32,531
Weighted average useful life	14 years	10 years	6 years	13 years	10 years	6 years

At June 30, 2024 and December 31, 2023, $226 million and $250 million in net intangible assets were held in the Patient Direct segment and $100 million and $112 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $16.3 million and $20.9 million for the three months ended June 30, 2024 and 2023 and $36.5 million and $41.8 million for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2024 (remainder)	$32,831
2025	54,296
2026	48,849
2027	41,594
2028	29,439
Thereafter	117,164
Total future amortization	$324,173

Note 4—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, information technology (IT) strategic initiatives and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which include professional fees, severance and other costs to streamline functions and processes. These amounts are excluded from our segments’ operating income.

During the three months ended June 30, 2024 and 2023, exit and realignment charges, net of $29.3 million and $29.0 million included $28.3 million and $27.6 million in charges under our Operating Model Realignment Program and IT strategic initiatives. During the six months ended June 30, 2024 and 2023, exit and realignment charges, net of $56.6 million and $44.6 million included $63.1 million and $42.8 million in charges under our Operating Model Realignment Program and IT strategic initiatives. Exit and realignment charges, net for the six months ended June 30, 2024 also included a gain of $7.4 million associated with the sale of our corporate headquarters. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals, which are classified as other current liabilities in our consolidated balance sheets, through June 30, 2024 and 2023:

Total
Accrued exit and realignment costs, December 31, 2023	$20,047
Provision for exit and realignment activities:
Severance	184
Professional fees	25,625
IT strategic initiatives - related costs	1,241
Other	1,252
Cash payments	(11,728)
Accrued exit and realignment costs, March 31, 2024	36,621
Provision for exit and realignment activities:
Severance	(205)
Professional fees	19,182
IT strategic initiatives - related costs	4,809
Other	3,606
Cash payments	(33,908)
Accrued exit and realignment costs, June 30, 2024	$30,105

Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
IT strategic initiatives - related costs	123
Other	2,412
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	11,097
Provision for exit and realignment activities:
Severance	505
Professional fees	22,953
IT strategic initiatives - related costs	3,374
Other	2,131
Cash payments	(20,196)
Accrued exit and realignment costs, June 30, 2023	$19,864

In addition to the exit and realignment accruals in the preceding table and the $7.4 million gain associated with the sale of our corporate headquarters, we also incurred $1.9 million and $8.4 million of costs that were expensed as incurred for the three and six months ended June 30, 2024, which primarily related to accelerated depreciation of certain assets held in our Products & Healthcare Services segment.

Note 5—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
4.375% Senior Notes, due December 2024	$171,352	$169,861	$171,232	$168,754
Term Loan A	379,102	385,189	387,591	390,668
4.500% Senior Notes, due March 2029	473,426	411,609	472,869	422,647
Term Loan B	501,561	514,000	503,212	518,293
6.625% Senior Notes, due April 2030	541,385	501,327	540,445	529,472
Finance leases and other	15,887	15,887	22,153	22,153
Total debt	2,082,713	1,997,873	2,097,502	2,051,987
Less current maturities	(210,913)	(210,913)	(206,904)	(206,904)
Long-term debt	$1,871,800	$1,786,960	$1,890,598	$1,845,083

We have $171 million of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. Prior to September 15, 2024, we have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined in the Indenture which governs the 2024 Notes) plus 30 basis points. On and after September 15, 2024, we have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. On July 31, 2024, we provided notice that we intend to redeem the 2024 Notes, see Note 14 in Notes to Consolidated Financial Statements.

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

We had no borrowings at June 30, 2024 and December 31, 2023 under our Receivables Financing Agreement. At June 30, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $450 million under our Receivables Financing Agreement.

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

On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually. The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture dated March 10, 2021 (the Indenture), plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

At June 30, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolving Credit Agreement availability, totaling $31.5 million and $27.4 million, leaving $419 million and $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $3.0 million as of June 30, 2024 and December 31, 2023.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2024.

As of June 30, 2024, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2024 (remainder)	$186,822
2025	40,375
2026	43,500
2027	305,375
2028	6,000
2029	965,654
2030	552,189

Of the $187 million due in 2024, $179 million is due in December 2024. Current maturities at June 30, 2024 include $171 million in principal payments on our 2024 Notes, $28.1 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $5.5 million in current portion of finance leases and other.

Note 6—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of June 30, 2024 and December 31, 2023, the accumulated benefit obligation of the U.S. Retirement Plan was $33.3 million and $34.1 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.

The components of net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$458	$446	$916	$887
Interest cost	645	714	1,290	1,423
Recognized net actuarial loss	82	123	163	246
Net periodic benefit cost	$1,185	$1,283	$2,369	$2,556

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	March 2027	Other assets, net	$10,080	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$77,238	July 2024	Other current assets	$221	Other current liabilities	$7

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2023:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$8,447	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,436	January 2024	Other current assets	$1,043	Other current liabilities	$—

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2024:

Total Amount of Expense
	Amount of Gain			Line Items Presented in the		Amount of Gain Reclassified
	Recognized in Other		Location of Gain	Consolidated Statement of		from Accumulated Other
	Comprehensive Income		Reclassified from	Operations in Which the		Comprehensive Loss into
	(Loss)		Accumulated Other	Effects are Recorded		Net Loss
	Three months ended	Six months ended	Comprehensive Loss	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2024	June 30, 2024	into Income	June 30, 2024	June 30, 2024	June 30, 2024	June 30, 2024
Interest rate swaps	$1,599	$6,156	Interest expense, net	$35,899	$71,554	$1,875	$4,523

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2023:

Total Amount of Expense
	Amount of Gain			Line Items Presented in the		Amount of Gain Reclassified
	Recognized in Other		Location of Gain	Consolidated Statement of		from Accumulated Other
	Comprehensive Income		Reclassified from	Operations in Which the		Comprehensive Loss into
	(Loss)		Accumulated Other	Effects are Recorded		Net Loss
	Three months ended	Six months ended	Comprehensive Loss	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2023	June 30, 2023	into Income	June 30, 2023	June 30, 2023	June 30, 2023	June 30, 2023
Interest rate swaps	$6,792	$4,405	Interest expense, net	$40,728	$82,926	$2,335	$4,511

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and six months ended June 30, 2024, we recognized losses of $1.0 million and $5.1 million associated with our economic (non-designated) foreign currency contracts. For the three and six months ended June 30, 2023, we recognized a loss of $0.9 million associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense, net for our foreign exchange contracts.

Note 8—Income Taxes

The effective tax rate was (89.9)% and (22.5)% for the three and six months ended June 30, 2024, compared to 8.8% and 18.7% in the same periods of 2023. The change in these rates resulted primarily from remeasurement of our uncertain tax positions, as described below.

On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the IRS regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. The transfer pricing methodology was consistently applied for all years subject to the NOPAs and 2019 into 2022, but is no longer employed.

During the three months ended June 30, 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. This was communicated to us in late June 2024. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. This matter does not impact our 2023, 2024 or future tax years. The total change in estimate, net of an income tax benefit from the foreign taxing authority, is $17.2 million, or $(0.22) impact per basic and diluted common share, including $4.0 million of interest, for the three and six months ended June 30, 2024 and is reflected within the income tax provision on our consolidated statements of operations. The total change in estimate reflects an increase in the liability for unrecognized tax benefits of $19.1 million recorded within other current liabilities, partially offset by a $1.9 million increase in the receivable from the foreign taxing authority recorded within other current assets, on our consolidated balance sheet at June 30, 2024. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

The liability for unrecognized tax benefits was $37.9 million at June 30, 2024 and $22.7 million at December 31, 2023. Included in the liability at June 30, 2024 and December 31, 2023 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows beyond the amounts described herein.

Note 9—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(31,913)	$(28,241)	$(53,799)	$(52,659)

Weighted average shares outstanding - basic	76,727	75,801	76,526	75,559
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	76,727	75,801	76,526	75,559

Net loss per common share:
Basic	$(0.42)	$(0.37)	$(0.70)	$(0.70)
Diluted	$(0.42)	$(0.37)	$(0.70)	$(0.70)

Share-based awards of approximately 1.6 million shares for the three and six months ended June 30, 2024 and approximately 1.8 million and 1.7 million shares for the three and six months ended June 30, 2023 were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2024 and 2023:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2024	$(4,880)	$(46,220)	$7,663	$(43,437)
Other comprehensive income (loss) before reclassifications	184	(5,302)	1,599	(3,519)
Income tax	(46)	—	(416)	(462)
Other comprehensive income (loss) before reclassifications, net of tax	138	(5,302)	1,183	(3,981)
Amounts reclassified from accumulated other comprehensive income (loss)	82	—	(1,875)	(1,793)
Income tax	(21)	—	488	467
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	61	—	(1,387)	(1,326)
Other comprehensive income (loss)	199	(5,302)	(204)	(5,307)
Accumulated other comprehensive (loss) income, June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2023	$(7,348)	$(34,977)	$8,064	$(34,261)
Other comprehensive (loss) income before reclassifications	—	(5,167)	6,792	1,625
Income tax	—	—	(1,766)	(1,766)
Other comprehensive (loss) income before reclassifications, net of tax	—	(5,167)	5,026	(141)
Amounts reclassified from accumulated other comprehensive income (loss)	123	—	(2,335)	(2,212)
Income tax	13	—	608	621
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	136	—	(1,727)	(1,591)
Other comprehensive income (loss)	136	(5,167)	3,299	(1,732)
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income (loss) before reclassifications	418	(18,568)	6,156	(11,994)
Income tax	(105)	—	(1,601)	(1,706)
Other comprehensive income (loss) before reclassifications, net of tax	313	(18,568)	4,555	(13,700)
Amounts reclassified from accumulated other comprehensive income (loss)	163	—	(4,523)	(4,360)
Income tax	(42)	—	1,176	1,134
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	121	—	(3,347)	(3,226)
Other comprehensive income (loss)	434	(18,568)	1,208	(16,926)
Accumulated other comprehensive (loss) income, June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive (loss) income before reclassifications	—	(49)	4,405	4,356
Income tax	—	—	(1,145)	(1,145)
Other comprehensive (loss) income before reclassifications, net of tax	—	(49)	3,260	3,211
Amounts reclassified from accumulated other comprehensive income (loss)	246	—	(4,511)	(4,265)
Income tax	(257)	—	1,173	916
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(11)	—	(3,338)	(3,349)
Other comprehensive loss	(11)	(49)	(78)	(138)
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 11—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our Medical Distribution division, which includes our U.S. distribution business, along with our outsourced logistics and value-added services businesses, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

We evaluate the performance of our segments based on their operating income excluding acquisition-related charges and intangible amortization and exit and realignment charges, net, along with other adjustments, that, as a result of their nature, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful.

The following tables present financial information by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue:
Products & Healthcare Services	$2,010,605	$1,930,723	$3,985,442	$3,846,212
Patient Direct	660,401	632,503	1,298,244	1,239,863
Consolidated net revenue	$2,671,006	$2,563,226	$5,283,686	$5,086,075

Operating income:
Products & Healthcare Services	$11,468	$2,940	$22,954	$4,761
Patient Direct	64,787	59,065	110,666	104,914
Acquisition-related charges and intangible amortization	(19,985)	(22,203)	(40,298)	(44,392)
Exit and realignment charges, net	(29,293)	(28,963)	(56,649)	(44,637)
Litigation and related charges(1)	(6,678)	—	(6,678)	—
Consolidated operating income	$20,299	$10,839	$29,995	$20,646

Depreciation and amortization:
Products & Healthcare Services	$19,084	$18,772	$42,450	$37,338
Patient Direct	44,795	53,290	95,524	105,650
Consolidated depreciation and amortization	$63,879	$72,062	$137,974	$142,988

Share-based compensation:
Products & Healthcare Services	$4,786	$3,234	$9,555	$7,732
Patient Direct	1,526	1,562	2,933	3,414
Other(2)	423	416	1,113	529
Consolidated share-based compensation	$6,735	$5,212	$13,601	$11,675

Capital expenditures:
Products & Healthcare Services	$3,117	$6,602	$11,367	$12,934
Patient Direct	42,683	42,887	83,841	88,045
Consolidated capital expenditures	$45,800	$49,489	$95,208	$100,979

(1) Litigation and related charges includes settlement costs and related fees of legal matters within our Apria division, which do not occur in the ordinary course of our business, are non-recurring/infrequent and are inherently unpredictable in timing and amount. These charges are reported within Other operating expense, net in our Statements of Operations for the three and six months ended June 30, 2024.

(2) Other share-based compensation expense is captured within Exit and realignment charges, net or Acquisition-related charges for the three and six months ended June 30, 2024 and 2023.

	June 30, 2024	December 31, 2023
Total assets:
Products & Healthcare Services	$2,524,240	$2,359,825
Patient Direct	2,536,093	2,490,460
Segment assets	5,060,333	4,850,285
Cash and cash equivalents	243,671	243,037
Consolidated total assets	$5,304,004	$5,093,322

Non-cash charges (credits) to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the last-in, first-out (LIFO) method for distribution inventories in the U.S. within our Products & Healthcare Services segment were $(1.1) million and $(4.5) million for the three months ended June 30, 2024 and 2023, and $4.3 million and $0.4 million for the six months ended June 30, 2024 and 2023. The net book value of patient service equipment dispositions within the Patient Direct segment were $5.2 million and $8.1 million for the three months ended June 30, 2024 and 2023 and $14.8 million and $17.2 million for the six months ended June 30, 2024 and 2023.

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue:
United States	$2,609,010	$2,498,536	$5,159,620	$4,951,472
International	61,996	64,690	124,066	134,603
Consolidated net revenue	$2,671,006	$2,563,226	$5,283,686	$5,086,075

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of June 30, 2024 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 14—Subsequent Events

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech Healthcare Holdings Inc., (Rotech) for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the US. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70.0 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close by the end of 2024. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

On July 31, 2024, we provided notice that we intend to exercise the redemption option on our 2024 Notes effective September 16, 2024. As disclosed in Note 5 in Notes to Consolidated Financial Statements, for redemptions on and after September 15, 2024, we have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

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

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech Healthcare Holdings Inc., (Rotech) for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the US. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70.0 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close by the end of 2024. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

Net (loss) per share was $(0.42) and $(0.70) for the three and six months ended June 30, 2024 as compared to net (loss) per share of $(0.37) and $(0.70) for the three and six months ended June 30, 2023. Our financial results for the three and six months ended June 30, 2024 as compared to the prior year periods were impacted by the following: (1) the remeasurement of an uncertain tax position, which resulted in a $17.2 million, or $(0.22) income tax charge per share for the three and six months ended June 30, 2024 (see Note 8 in Notes to Consolidated Financial Statements); (2) increased exit and realignment charges; partially offset by (3) improvements in the operating results by both of our segments as described below; (4) lower interest expense; and (5) lower intangible amortization. Net (loss) per share was not impacted as compared to the prior year by foreign currency translation for the three months ended June 30, 2024 and was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $(0.01) for the six months ended June 30, 2024.

Products & Healthcare Services segment operating income was $11.5 million and $23.0 million for the three and six months ended June 30, 2024, compared to $2.9 million and $4.8 million for the three and six months ended June 30, 2023. The increases were primarily from revenue growth of 4.1% and 3.6% and savings derived by our Operating Model Realignment Program of approximately $18 million and $42 million, partially offset by changes in product sales mix, increased costs to support future revenue growth, and approximately $3 million and $8 million of increased teammate benefit costs for the three and six months ended June 30, 2024. Patient Direct segment operating income was $64.8 million and $111 million for the three and six months ended June 30, 2024, compared to $59.1 million and $105 million for the three and six months ended June 30, 2023. This segment’s results reflect revenue growth of 4.4% and 4.7%, savings derived by our Operating Model Realignment Program of approximately $3 million and $5 million, a $4.2 million gain related to an agreement with Philips Respironics (Philips) for previously recalled equipment, and cost savings from information technology (IT) strategic initiatives and other operating efficiencies, which were partially offset by unfavorable changes in revenue mix and approximately $8 million and $14 million of increased teammate benefit costs for the three and six months ended June 30, 2024.

Refer to ‘Results of Operations’ for further detail of quantitative and qualitative drivers of our results.

Philips Respironics Recall

In June 2021, one of Apria’s suppliers, Philips, announced a voluntary recall of its continuous and non-continuous ventilators (certain continuous positive airway pressure (CPAP), bilevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices, which the U.S. Food and Drug Administration (FDA) identified as a Class I recall, the most serious category of recall. In December 2022, Philips issued a subsequent voluntary recall related to deficiencies in repairs made to certain of the ventilators that had originally been recalled in June 2021 (together with the June 2021 recall, the Recall). In April 2024, Philips entered into a consent decree enjoining Philips from making and distributing non-medically necessary CPAP, bilevel positive airway pressure and ventilator devices at any of its Sleep and Respiratory Care Business facilities until the FDA determines that Philips has complied with the remediation and compliance activities set forth in the consent decree.

We continue to closely monitor the impact of the Recall and subsequent consent decree on our business. To date, we have incurred significant costs coordinating Recall-related activities, and we may continue to incur additional significant costs (including costs in completing the replacement of devices subject to the Recall). Some or all of these costs may not be recoverable from the product manufacturer. During the second quarter, we reached an agreement with Philips which requires Philips to pay us approximately $14 million for recalled equipment which we will return to Philips. Refer to the ‘Overview’ section for details of the impacts to our statements of operations for the three and six months ended June 30, 2024. The amount owed from Philips was accrued within other current assets on our consolidated balance sheet as of June 30, 2024. While we believe we have access to a sufficient supply of CPAP, bilevel positive airway pressure and ventilator devices to service our home healthcare patients’ needs, other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$2,010,605	$1,930,723	$79,882	4.1%
Patient Direct	660,401	632,503	27,898	4.4%
Net revenue	$2,671,006	$2,563,226	$107,780	4.2%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$3,985,442	$3,846,212	$139,230	3.6%
Patient Direct	1,298,244	1,239,863	58,381	4.7%
Net revenue	$5,283,686	$5,086,075	$197,611	3.9%

The Products & Healthcare Services net revenue increase of $79.9 million for the three months ended June 30, 2024 was driven primarily from net revenue growth in the Medical Distribution division of 4.9%. The Patient Direct segment net revenue growth for the three months ended June 30, 2024 of $28 million was driven by growth across certain product categories, including diabetes and sleep supplies, as a result of new patient starts and high retention of customers.

The Products & Healthcare Services net revenue increase of $139 million for the six months ended June 30, 2024 was driven primarily from net revenue growth in the Medical Distribution division of 4.8% which was partially offset by a slight decline in our Global Products division, primarily driven by a decline in international net revenue. The Patient Direct segment net revenue growth for the six months ended June 30, 2024 of $58 million was driven by virtually the same factors impacting the second quarter of 2024.

Foreign currency translation had an unfavorable impact on net revenue of $1.9 million and $3.2 million for the three and six months ended June 30, 2024 as compared to the prior year periods.

Cost of goods sold.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$2,126,853	$2,043,794	$83,059	4.1%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$4,204,003	$4,069,336	$134,667	3.3%

The increase in cost of goods sold for the three months ended June 30, 2024 reflects the increased cost associated with net revenue growth of 4.2%, partially offset by cost reductions in our Global Products division, including approximately $9.5 million of savings associated with sourcing initiatives.

The increase in cost of goods sold for the six months ended June 30, 2024 reflects the increased cost associated with net revenue growth of 3.9%, partially offset by cost reductions in our Global Products division, including approximately $15.0 million of savings associated with sourcing initiatives.

Foreign currency translation had a favorable impact on cost of goods sold of $1.9 million and $0.9 million for the three and six months ended June 30, 2024 as compared to the prior year periods.

Gross profit.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$544,153	$519,432	$24,721	4.8%
As a % of net revenue	20.37%	20.26%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$1,079,683	$1,016,739	$62,944	6.2%
As a % of net revenue	20.43%	19.99%

The changes in gross profit for the three and six months ended June 30, 2024 was driven by net revenue growth and other factors impacting net revenue and cost of goods sold described above. Foreign currency translation had an unfavorable impact on gross profit of $0.1 million and $2.3 million for the three and six months ended June 30, 2024 as compared to the prior year periods.

Operating expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$469,313	$455,030	$14,283	3.1%
As a % of net revenue	17.57%	17.75%
Acquisition-related charges and intangible amortization	$19,985	$22,203	$(2,218)	(10.0)%
Exit and realignment charges, net	$29,293	$28,963	$330	1.1%
Other operating expense, net	$5,263	$2,397	$2,866	119.6%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$946,926	$903,752	$43,174	4.8%
As a % of net revenue	17.92%	17.77%
Acquisition-related charges and intangible amortization	$40,298	$44,392	$(4,094)	(9.2)%
Exit and realignment charges, net	$56,649	$44,637	$12,012	26.9%
Other operating expense, net	$5,815	$3,312	$2,503	75.6%

The increase in Distribution, selling and administrative (DS&A) expenses for the three months ended June 30, 2024 was driven primarily by incremental costs to support the $108 million, or 4.2%, net revenue growth, along with future revenue growth and an increase of approximately $11 million in teammate benefit costs, partially offset by approximately $4 million in expense savings from our IT strategic initiatives, approximately $2 million of personnel cost savings related to 2023 organizational changes, and other productivity gains derived from operating efficiencies.

The increase in DS&A expenses for the six months ended June 30, 2024 was driven primarily by incremental costs to support the $198 million, or 3.9%, net revenue growth, along with future revenue growth and an increase of approximately $22 million in teammate benefit costs, partially offset by approximately $13 million in expense savings from our IT strategic initiatives, approximately $7 million of personnel cost savings related to 2023 organizational changes, and other productivity gains derived from operating efficiencies.

Foreign currency translation had a favorable impact on DS&A expenses of $0.5 million and $0.8 million for the three and six months ended June 30, 2024 as compared to the prior year periods.

Intangible amortization was $16.3 million and $36.5 million for the three and six months ended June 30, 2024 and $20.9 million and $41.8 million for the three and six months ended June 30, 2023 related primarily to intangible assets acquired in the Apria, Halyard and Byram acquisitions. Acquisition-related charges were $3.7 million for the three and six months ended June 30, 2024 consisting of costs related to the pending Rotech transaction. Acquisition-related charges were $1.3 million and $2.5 million for the three and six months ended June 30, 2023 consisting primarily of costs related to the acquisition of Apria, Inc. The decline from the three and six month prior year periods reflect the incurrence of most of these costs closer to the March 29, 2022 acquisition date, and intangible amortization expense reduction of $4.7 million and $5.3 million, as certain intangible assets are fully amortized.

Exit and realignment charges, net were $29.3 million and $56.6 million for the three and six months ended June 30, 2024. These charges were primarily related to our (1) Operating Model Realignment Program of $22.9 million and $56.4 million, including professional fees, severance, and other costs to streamline functions and processes, (2) costs related to IT strategic initiatives such as converting certain divisions to common IT systems of $5.4 million and $6.7 million and, (3) other costs associated with strategic initiatives of $1.0 million and $1.1 million for the three and six months ended June 30, 2024. Exit and realignment charges, net also included a $7.4 million gain on the sale of our corporate headquarters for the six months ended June 30, 2024. Exit and realignment charges, net were $29.0 million and $44.6 million for the three and six months ended June 30, 2023. These charges primarily related to our (1) Operating Model Realignment Program of $24.3 million and $39.3 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT restructuring charges such as converting certain divisions to a common information technology system of $3.4 million and $3.5 million and, (3) other costs associated with strategic initiatives of $1.3 million and $1.8 million for the three and six months ended June 30, 2023. We expect to incur material future costs relating to our Operating Model Realignment Program and IT strategic initiatives, which we are not able to reasonably estimate.

The change in other operating expense, net for the three and six months ended June 30, 2024 reflects $3.9 million and $7.2 million of losses on sales of accounts receivable under the Master Receivables Purchase Agreement (RPA) as compared to $2.9 million and $3.6 million of losses for the three and six months ended June 30, 2023. Other operating expense, net for the three and six months ended June 30, 2024 reflects $6.7 million related to the settlement of a wage and hour dispute in the state of California within our Apria division and a $4.2 million gain related to an agreement with Philips for previously recalled equipment.

During the three and six months ended June 30, 2024, we incurred a favorable change of $0.8 million and $3.3 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$35,899	$40,728	$(4,829)	(11.9)%
Effective interest rate	7.09%	6.93%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$71,554	$82,926	$(11,372)	(13.7)%
Effective interest rate	7.15%	6.86%

Interest expense, net for the three and six months ended June 30, 2024 decreased due to lower average outstanding borrowings of $267 million and $325 million, partially offset by an increase in the effective interest rate of 16 basis points and 29 basis points as compared to the three and six months ended June 30, 2023. See Note 5 in Notes to Consolidated Financial Statements.

Other expense, net.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense, net	$1,205	$1,072	$133	12.4%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense, net	$2,358	$2,458	$(100)	(4.1)%

Other expense, net for the three and six months ended June 30, 2024 and 2023 includes interest cost and net actuarial losses related to our retirement plans. In addition, other expense, net for the three and six months ended June 30, 2023 includes the loss on extinguishment of debt, of $0.3 million and $0.8 million associated with the early retirement of indebtedness of $48.0 million and $73.0 million.

Income taxes.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax provision (benefit)	$15,108	$(2,720)	$17,828	655.4%
Effective tax rate	(89.9)%	8.8%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax provision (benefit)	$9,882	$(12,079)	$21,961	181.8%
Effective tax rate	(22.5)%	18.7%

The change in the effective tax rate for the three and six months ended June 30, 2024 compared to the same periods in 2023 resulted primarily from a one-time income tax charge of $17.2 million, or $(0.22) per share, related to a recent decision associated with Notices of Proposed Adjustments that we received in 2020 and 2021, for the three and six months ended June 30, 2024. This was communicated to us in late June 2024. The matter at hand is related to past transfer pricing methodology, which is no longer employed. See Note 8 in Notes to Consolidated Financial Statements.

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

			Change
(Dollars in thousands)	June 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$243,671	$243,037	$634	0.3%
Accounts receivable, net	$662,444	$598,257	$64,187	10.7%
DSO (1)	22.1	20.5
Merchandise inventories	$1,231,413	$1,110,606	$120,807	10.9%
Inventory days (2)	52.7	49.0
Accounts payable	$1,381,871	$1,171,882	$209,989	17.9%
(1)Based on period ended accounts receivable and net revenue for the quarters ended June 30, 2024 and December 31, 2023. Consolidated DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, Consolidated DSO would have been 26.5 as of June 30, 2024 and 24.8 as of December 31, 2023.
(2)Based on period ended merchandise inventories and cost of goods sold for the quarters ended June 30, 2024 and December 31, 2023.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Net cash provided by (used for):
Operating activities	$63,187	$471,510
Investing activities	(37,040)	(65,668)
Financing activities	(24,920)	(183,120)
Effect of exchange rate changes	(682)	196
Net increase in cash, cash equivalents and restricted cash	$545	$222,918

Cash provided by operating activities in the first six months of 2024 reflected a net loss and favorable changes in working capital. Cash provided by operating activities in the first six months of 2023 reflected a net loss and favorable changes in working capital. The change in cash provided by operating activities is primarily driven by the reduction in accounts receivable, net from the initial favorability of uncollected accounts receivable sold through the RPA and the significant reduction in inventory levels during the six months ended June 30, 2023, as these items did not recur during the six months ended June 30, 2024.

Cash used for investing activities in the first six months of 2024 included capital expenditures of $95.2 million for patient service equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, offset by $67.0 million in proceeds from sale of property and equipment, which included sales of patient service equipment and $33.5 million in gross proceeds related to the sale of our corporate headquarters. Cash used for investing activities in the first six months of 2023 included capital expenditures of $101 million for patient service equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $35.7 million in proceeds related primarily to the sale of patient service equipment.

Cash used for financing activities in the first six months of 2024 included repayments of term loans of $12.4 million. We had no borrowings under our revolving credit facility for the first six months of 2024 and the activity under our amended Receivables Financing Agreement netted to no impact to our outstanding borrowings. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $8.0 million for the first six months of 2024. Cash used for financing activities in the first six months of 2023 included repayments of term loans of $78.3 million, including $65.0 million of unscheduled principal payments on the Term Loan A and the Term Loan B.

We had no borrowings under our revolving credit facility on a net basis for the first six months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $10.2 million for the first six months of 2023.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at June 30, 2024 and December 31, 2023 under our Receivables Financing Agreement. At June 30, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $450 million under our Receivable Financing Agreement.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $898 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.

At June 30, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $31.5 million and $27.4 million, leaving $419 million and $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $3.0 million as of June 30, 2024 and December 31, 2023.

On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 4.375% senior notes due in December 2024 (the 2024 Notes), and the parties secured under the credit agreements including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions. On July 31, 2024, we provided notice that we intend to redeem the 2024 Notes, see Note 14 in Notes to Consolidated Financial Statements.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 4.500% senior unsecured notes due in March 2029, and the 6.625% senior unsecured notes due in April 2030 contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2024.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (the Purchaser) in exchange for cash. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $573 million and $1.1 billion for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, we received net cash proceeds of $569 million and $1.1 billion from the sale of accounts receivable under the RPA and collected $547 million and $1.1 billion of the sold accounts receivable. Total accounts receivable sold under the RPA were $412 million for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, we received net cash proceeds of $409 million from the sale of accounts receivable under the RPA and collected $297 million of the sold accounts receivable. No accounts receivables were sold under the RPA for the three months ended March 31, 2023.The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.9 million and $2.9 million for the three months ended June 30, 2024 and 2023 and $7.2 million and $3.6 million for the six months ended June 30, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $21.8 million and $22.0 million at June 30, 2024 and December 31, 2023. As of June 30, 2024, we are permanently reinvested in our foreign subsidiaries.

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

Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group

Six Months Ended
(Dollars in thousands)	June 30, 2024
Net revenue(1)	$5,201,722
Gross profit	1,038,640
Operating income	14,708
Net loss	(58,636)

(1)Includes $59.1 million in sales to non-guarantor subsidiaries for the six months ended June 30, 2024.

Summarized Consolidated Balance Sheets - Guarantor Group

(Dollars in thousands)	June 30, 2024	December 31, 2023
Total current assets	$1,656,446	$1,472,999
Total assets	4,797,778	4,601,026
Total current liabilities	2,241,249	2,002,468
Total liabilities	4,521,706	4,243,230

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

Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group

(Dollars in thousands)	June 30, 2024	December 31, 2023
Total current assets	$1,495,870	$1,280,045
Total assets	4,425,775	4,220,357
Total current liabilities	2,064,898	1,821,030
Total liabilities	4,077,513	3,801,549

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2024.

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

●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, close, manage or integrate acquisitions, including Rotech;
●	our ability to successfully implement our Operating Model Realignment Program and our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	our ability to meet the terms to qualify for supplier funding programs;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;

●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through June 30, 2024, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through June 30, 2024, there have been no material developments in any legal proceedings reported in such Annual Report.

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

We cannot assure you that the proposed acquisition of Rotech (Rotech Acquisition) will be completed.

There are a number of risks and uncertainties relating to the Rotech Acquisition. For example, the Rotech Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Agreement and Plan of Merger. There can be no assurance that the conditions to closing of the Rotech Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Rotech Acquisition. The Agreement and Plan of Merger may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Rotech Acquisition has not been completed by July 22, 2025. Any delay in closing the Rotech Acquisition or a failure to close the Rotech Acquisition could have a negative impact on our business and the trading prices of our common stock and debt.

We may fail to realize the anticipated benefits of the Rotech Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Rotech business into our operations.

Our ability to realize the anticipated benefits of the Rotech Acquisition will depend, to a large extent, on our ability to integrate the Rotech business into ours. We may devote significant management attention and resources preparing for and then integrating the business practices and operations of the Rotech business with ours. This integration process may be disruptive to our and the Rotech businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits of the Rotech Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

●	The inability to successfully combine operations in a manner that would result in the anticipated benefits of the Rotech Acquisition in the time frame currently anticipated or at all;
●	Complexities associated with managing the expanded operations;
●	Integrating personnel;
●	Creation of uniform standards, internal controls, procedures, policies and information systems;
●	Unforeseen increased expenses, delays or regulatory issues associated with integrating the operations; and
●	Performance shortfalls as a result of the diversion of management attention caused by completing the integration of the operations.

Even if we are able to integrate the Rotech business successfully, this integration may not result in the realization of the full benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, the integration of the Rotech business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences.

We and the Rotech business will be subject to business uncertainties while the Rotech Acquisition is pending that could adversely affect our business and the Rotech business.

Uncertainty about the effect of the Rotech Acquisition on teammates, customers and suppliers may have an adverse effect on us and the Rotech business. Although we and Rotech intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us and/or the Rotech business to seek to change existing business relationships. In addition, teammate retention could be negatively impacted during the pendency of the Rotech Acquisition. If key teammates depart because of concerns relating to the uncertainty and difficulty of the integration process, our business could be harmed.

The pendency of the Rotech Acquisition could adversely affect our business, financial results, and operations.

The announcement and pendency of the Rotech Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. In addition, we have diverted, and will continue to divert, significant management resources to complete the Rotech Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Investor perceptions about the terms or benefits of the Rotech Acquisition could have a negative impact on our business and the trading prices of our common stock and debt.

Despite current indebtedness levels, we will incur substantially more debt to complete the acquisition of Rotech.

We and our subsidiaries will incur substantial additional indebtedness in the future in order to complete the Rotech Acquisition, which could significantly increase our leverage. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face to service debt levels and the risks associated with failure to adequately service our debt could intensify.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits
2.1

Agreement and Plan of Merger, dated as of July 22, 2024, by and among the Company, Rotech, Merger Sub and Representative (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 23, 2024).

10.1	Executive Separation Agreement and General Release, dated June 21, 2024, by and between Alexander J. Bruni and Owens & Minor, Inc. **

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: August 2, 2024	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: August 2, 2024	/s/ Jonathan A. Leon
Jonathan A. Leon
Senior Vice President, Corporate Treasurer & Interim Chief Financial Officer