Form 10-Q
period 2024-09-30
OWENS & MINOR INC/VA/
filed 2024-11-04
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 28, 2024 was 77,108,972 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net revenue	$2,721,125	$2,591,742	$8,004,810	$7,677,817
Cost of goods sold	2,161,419	2,053,244	6,365,421	6,122,579
Gross profit	559,706	538,498	1,639,389	1,555,238
Distribution, selling and administrative expenses	469,798	452,583	1,416,724	1,356,334
Acquisition-related charges and intangible amortization	21,097	30,217	61,395	74,609
Exit and realignment charges, net	28,880	30,180	85,530	74,817
Other operating expense, net	15,727	1,677	21,542	4,991
Operating income	24,204	23,841	54,198	44,487
Interest expense, net	36,554	38,127	108,108	121,053
Other expense (income), net	1,438	(3,302)	3,796	(843)
Loss before income taxes	(13,788)	(10,984)	(57,706)	(75,723)
Income tax (benefit) provision	(1,018)	(4,558)	8,864	(16,638)
Net loss	$(12,770)	$(6,426)	$(66,570)	$(59,085)

Net loss per common share
Basic	$(0.17)	$(0.08)	$(0.87)	$(0.78)
Diluted	$(0.17)	$(0.08)	$(0.87)	$(0.78)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(12,770)	$(6,426)	$(66,570)	$(59,085)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	25,966	(9,891)	7,398	(9,940)
Change in unrecognized net periodic pension costs	265	152	699	141
Change in gains and losses on derivative instruments	(4,905)	777	(3,697)	699
Total other comprehensive income (loss), net of tax	21,326	(8,962)	4,400	(9,100)
Comprehensive income (loss)	$8,556	$(15,388)	$(62,170)	$(68,185)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$45,454	$243,037
Accounts receivable, net of allowances of $5,515 and $7,861	661,664	598,257
Merchandise inventories	1,242,453	1,110,606
Other current assets	166,967	150,890
Total current assets	2,116,538	2,102,790
Property and equipment, net of accumulated depreciation and amortization of $570,033 and $546,397	498,746	543,972
Operating lease assets	357,264	296,533
Goodwill	1,642,196	1,638,846
Intangible assets, net	313,284	361,835
Other assets, net	153,254	149,346
Total assets	$5,081,282	$5,093,322
Liabilities and equity
Current liabilities
Accounts payable	$1,338,021	$1,171,882
Accrued payroll and related liabilities	100,002	116,398
Current portion of long-term debt	42,626	206,904
Other current liabilities	453,517	396,701
Total current liabilities	1,934,166	1,891,885
Long-term debt, excluding current portion	1,842,348	1,890,598
Operating lease liabilities, excluding current portion	288,043	222,429
Deferred income taxes, net	25,650	41,652
Other liabilities	116,483	122,592
Total liabilities	4,206,690	4,169,156
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,062 shares and 76,546 shares as of September 30, 2024 and December 31, 2023	154,123	153,092
Paid-in capital	445,749	434,185
Retained earnings	302,138	368,707
Accumulated other comprehensive loss	(27,418)	(31,818)
Total equity	874,592	924,166
Total liabilities and equity	$5,081,282	$5,093,322

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(66,570)	$(59,085)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	199,588	216,640
Share-based compensation expense	19,281	17,417
Benefit for losses on accounts receivable	(1,538)	(487)
Loss (gain) on extinguishment of debt	311	(4,379)
Deferred income tax benefit	(15,119)	(16,315)
Changes in operating lease right-of-use assets and lease liabilities	7,156	(1,517)
Gain from sales and dispositions of property and equipment	(37,682)	(26,462)
Changes in operating assets and liabilities:
Accounts receivable	(59,349)	77,197
Merchandise inventories	(132,433)	247,057
Accounts payable	164,261	46,338
Net change in other assets and liabilities	4,719	122,867
Other, net	7,869	9,674
Cash provided by operating activities	90,494	628,945
Investing activities:
Additions to property and equipment	(148,031)	(140,478)
Additions to computer software	(8,695)	(11,089)
Proceeds from sales of property and equipment	84,759	53,645
Other, net	7,738	(418)
Cash used for investing activities	(64,229)	(98,340)
Financing activities:
Borrowings under amended Receivables Financing Agreement	1,286,400	476,000
Repayments under amended Receivables Financing Agreement	(1,286,400)	(572,000)
Repayments of debt	(211,447)	(270,189)
Other, net	(13,060)	74
Cash used for financing activities	(224,507)	(366,115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	408	(515)
Net (decrease) increase in cash, cash equivalents and restricted cash	(197,834)	163,975
Cash, cash equivalents and restricted cash at beginning of period	272,924	86,185
Cash, cash equivalents and restricted cash at end of period	$75,090	$250,160
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$7,610	$(6,798)
Interest paid	$104,278	$101,079
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$75,176	$60,870

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

		Common			Accumulated
	Common	Stock			Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	Earnings	Loss	Equity
Balance, December 31, 2023	76,546	$153,092	$434,185	$368,707	$(31,818)	$924,166
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	152,897	438,587	346,821	(43,437)	894,868
Net loss	—	—	—	(31,913)	—	(31,913)
Other comprehensive loss	—	—	—	—	(5,307)	(5,307)
Share-based compensation expense, exercises and other	599	1,199	1,855	—	—	3,054
Balance, June 30, 2024	77,048	154,096	440,442	314,908	(48,744)	860,702
Net loss	—	—	—	(12,770)	—	(12,770)
Other comprehensive income	—	—	—	—	21,326	21,326
Share-based compensation expense, exercises and other	14	27	5,307	—	—	5,334
Balance, September 30, 2024	77,062	$154,123	$445,749	$302,138	$(27,418)	$874,592

Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	152,391	420,680	385,590	(34,261)	924,400
Net loss	—	—	—	(28,241)	—	(28,241)
Other comprehensive loss	—	—	—	—	(1,732)	(1,732)
Share-based compensation expense, exercises and other	244	489	1,313	—	—	1,802
Balance, June 30, 2023	76,440	152,880	421,993	357,349	(35,993)	896,229
Net loss	—	—	—	(6,426)	—	(6,426)
Other comprehensive loss	—	—	—	—	(8,962)	(8,962)
Share-based compensation expense, exercises and other	59	117	5,902	—	—	6,019
Balance, September 30, 2023	76,499	$152,997	$427,895	$350,923	$(44,955)	$886,860

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of September 30, 2024 and December 31, 2023 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5, as well as $13.2 million and $13.5 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$45,454	$243,037
Restricted cash included in Other current assets	13,230	29,887
Restricted cash included in Other assets, net	16,406	—
Total cash, cash equivalents, and restricted cash	$75,090	$272,924

Rental Revenue

Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancelable lease term. Net revenue related to equipment that we rent to patients was $148 million and $158 million for the three months ended September 30, 2024 and 2023 and $442 million and $458 million for the nine months ended September 30, 2024 and 2023.

Sales of Accounts Receivable

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of September 30, 2024 and December 31, 2023, there were a total of $121 million and $124 million of uncollected accounts receivable, that were accounted for as sales and removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances, in the consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $542 million and $1.6 billion for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we received net cash proceeds of $538 million and $1.6 billion from the sale of accounts receivable under the RPA and collected $550 million and $1.6 billion of the sold accounts receivable. Total accounts receivable sold under the RPA were $482 million and $894 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we received net cash proceeds of $478 million and $888 million from the sale of accounts receivable under the RPA and collected $508 million and $805 million of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.6 million and $3.5 million for the three months ended September 30, 2024 and 2023 and $10.8 million and $7.1 million for the nine months ended September 30, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

Acquisition-Related Charges

Acquisition-related charges, included in the ‘acquisition-related charges and intangible amortization’ line item of our consolidated statements of operations, consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, severance and retention bonuses, and professional fees. Acquisition-related charges also include transition expenses and costs to integrate personnel, systems and processes. For the three and nine months ended September 30, 2024, we incurred $6.5 million and $10.2 million of acquisition-related costs related to the expected acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. For the three and nine months ended September 30, 2023, we incurred $9.4 million and $11.9 million of acquisition-related costs, consisting of costs primarily related to the acquisition of Apria, Inc. (Apria).

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

Note 3—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill at September 30, 2024:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Carrying amount of goodwill, December 31, 2023	$1,535,252	$103,594	$1,638,846
Currency translation adjustments	—	3,350	3,350
Carrying amount of goodwill, September 30, 2024	$1,535,252	$106,944	$1,642,196

Intangible assets subject to amortization, which exclude indefinite-lived intangible assets at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Gross intangible assets	$332,811	$202,000	$73,055	$433,750	$202,000	$73,958
Accumulated amortization	(163,350)	(84,324)	(48,908)	(236,791)	(69,655)	(41,427)
Net intangible assets	$169,461	$117,676	$24,147	$196,959	$132,345	$32,531
Weighted average useful life	14 years	10 years	6 years	13 years	10 years	6 years

At September 30, 2024 and December 31, 2023, $218 million and $250 million in net intangible assets were held in the Patient Direct segment and $96 million and $112 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $14.6 million and $20.8 million for the three months ended September 30, 2024 and 2023 and $51.2 million and $62.7 million for the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2024 (remainder)	$13,680
2025	54,716
2026	50,364
2027	42,015
2028	32,117
Thereafter	118,392
Total future amortization	$311,284

Note 4—Exit and Realignment Costs

We incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, information technology (IT) strategic initiatives and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which include professional fees, severance and other costs to streamline functions and processes. These amounts are excluded from our segments’ operating income.

During the three months ended September 30, 2024 and 2023, exit and realignment charges, net of $28.9 million and $30.2 million included $27.1 million and $27.8 million in charges under our Operating Model Realignment Program and IT strategic initiatives. During the nine months ended September 30, 2024 and 2023, exit and realignment charges, net included $90.2 million and $70.6 million in charges under our Operating Model Realignment Program and IT strategic initiatives. Exit and realignment charges, net for the nine months ended September 30, 2024 also included a gain of $7.4 million associated with the sale of our corporate headquarters. During the nine months ended September 30, 2024 and 2023, exit and realignment charges, net were $85.5 million and $74.8 million. We may incur material future costs relating to certain exit and realignment actions, which remain underway and we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals, which are classified as other current liabilities in our consolidated balance sheets, through September 30, 2024 and 2023:

Total
Accrued exit and realignment costs, December 31, 2023	$20,047
Provision for exit and realignment activities:
Severance	184
Professional fees	25,625
IT strategic initiatives - related costs	1,241
Other	1,252
Cash payments	(11,728)
Accrued exit and realignment costs, March 31, 2024	36,621
Provision for exit and realignment activities:
Severance	(205)
Professional fees	19,182
IT strategic initiatives - related costs	4,809
Other	3,606
Cash payments	(33,908)
Accrued exit and realignment costs, June 30, 2024	30,105
Provision for exit and realignment activities:
Severance	1,770
Professional fees	15,013
IT strategic initiatives - related costs	4,476
Vendor contract and lease termination costs	2,728
Other	3,481
Cash payments	(28,450)
Accrued exit and realignment costs, September 30, 2024	$29,123

Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
IT strategic initiatives - related costs	123
Vendor contract and lease termination costs	1,824
Other	588
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	11,097
Provision for exit and realignment activities:
Severance	505
Professional fees	22,953
IT strategic initiatives - related costs	3,374
Vendor contract and lease termination costs	1,707
Other	424
Cash payments	(20,196)
Accrued exit and realignment costs, June 30, 2023	19,864
Provision for exit and realignment activities:
Severance	2,361
Professional fees	16,800
IT strategic initiatives - related costs	3,256
Vendor contract and lease termination costs	4,300
Other	2,164
Cash payments	(26,311)
Accrued exit and realignment costs, September 30, 2023	$22,434

In addition to the exit and realignment accruals in the preceding table and the $7.4 million gain associated with the sale of our corporate headquarters, we also incurred $1.4 million and $9.8 million of costs that were expensed as incurred for the three and nine months ended September 30, 2024, which were primarily related to accelerated depreciation of certain assets held in our Products & Healthcare Services segment. We incurred $1.3 million of costs that were expensed as incurred for the three and nine months ended September 30, 2023, which primarily related to charges associated with a lease termination.

Note 5—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
4.375% Senior Notes, due December 2024	$—	$—	$171,232	$168,754
Term Loan A	353,511	356,606	387,591	390,668
4.500% Senior Notes, due March 2029	473,701	433,857	472,869	422,647
Term Loan B	500,716	513,141	503,212	518,293
6.625% Senior Notes, due April 2030	541,848	536,314	540,445	529,472
Finance leases and other	15,198	15,198	22,153	22,153
Total debt	1,884,974	1,855,116	2,097,502	2,051,987
Less current maturities	(42,626)	(42,626)	(206,904)	(206,904)
Long-term debt	$1,842,348	$1,812,490	$1,890,598	$1,845,083

On September 16, 2024 (the Redemption Date), we redeemed all of our outstanding 4.375% senior notes due in December 2024 (the 2024 Notes), which had an outstanding aggregate principal balance amount of $171.3 million, pursuant to the terms of the indenture governing the 2024 Notes, at a redemption price equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of the Redemption Date, the 2024 Notes were no longer deemed outstanding and interest on the 2024 Notes ceased to accrue.

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

The Receivables Financing Agreement has a maximum borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC (O&M Funding). The Receivables Financing Agreement was amended on October 18, 2024, as described in Note 14 – Subsequent Events.

We had no borrowings at September 30, 2024 and December 31, 2023 under our Receivables Financing Agreement. At September 30, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $450 million under our Receivables Financing Agreement.

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payment of $6.3 million on the Term Loan A, we made an unscheduled principal payment of $20.0 million on the Term Loan A during the three months ended September 30, 2024.

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

We have a revolving credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Revolving Credit Agreement) with a maximum borrowing capacity of $450 million. The interest rate under our Revolving Credit Agreement is based on the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.

At September 30, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolving Credit Agreement availability, totaling $31.5 million and $27.4 million, leaving $419 million and $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million as of September 30, 2024 and December 31, 2023.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2024.

As of September 30, 2024, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2024 (remainder)	$7,750
2025	40,375
2026	43,500
2027	285,375
2028	6,000
2029	965,654
2030	552,189

Current maturities at September 30, 2024 include $31.3 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $5.4 million in current portion of finance leases and other.

Note 6—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of September 30, 2024 and December 31, 2023, the accumulated benefit obligation of the U.S. Retirement Plan was $32.9 million and $34.1 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.

The components of net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$446	$429	$1,362	$1,316
Interest cost	635	705	1,925	2,128
Recognized net actuarial loss	79	124	241	370
Net periodic benefit cost	$1,160	$1,258	$3,528	$3,814

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	March 2027	Other assets, net	$3,451	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$33,350	October 2024	Other current assets	$106	Other current liabilities	$8

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2023:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$8,447	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,436	January 2024	Other current assets	$1,043	Other current liabilities	$—

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2024:

Total Amount of Expense
	Amount of (Loss) Gain			Line Items Presented in the		Amount of Gain Reclassified
	Recognized in Other		Location of Gain	Consolidated Statement of		from Accumulated Other
	Comprehensive Income		Reclassified from	Operations in Which the		Comprehensive Loss into
	(Loss)		Accumulated Other	Effects are Recorded		Net Loss
	Three months ended	Nine months ended	Comprehensive Loss	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024	into Income	September 30, 2024	September 30, 2024	September 30, 2024	September 30, 2024
Interest rate swaps	$(4,872)	$1,283	Interest expense, net	$36,554	$108,108	$1,757	$6,280

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2023:

Total Amount of Expense
	Amount of Gain			Line Items Presented in the		Amount of Gain Reclassified
	Recognized in Other		Location of Gain	Consolidated Statement of		from Accumulated Other
	Comprehensive Income		Reclassified from	Operations in Which the		Comprehensive Loss into
	(Loss)		Accumulated Other	Effects are Recorded		Net Loss
	Three months ended	Nine months ended	Comprehensive Loss	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023	into Income	September 30, 2023	September 30, 2023	September 30, 2023	September 30, 2023
Interest rate swaps	$3,621	$8,026	Interest expense, net	$38,127	$121,053	$2,569	$7,080

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and nine months ended September 30, 2024, we recognized a gain of $4.2 million and a loss of $1.0 million associated with our economic (non-designated) foreign currency contracts. For the three and nine months ended September 30, 2023, we recognized losses of $2.4 million and $3.3 million associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense, net for our foreign exchange contracts.

Note 8—Income Taxes

The effective tax rate was 7.4% and (15.4)% for the three and nine months ended September 30, 2024, compared to 41.5% and 22.0% in the same periods of 2023. The change in these rates for the three month periods resulted primarily from changes in results of operations in the jurisdictions in which we operate and the incremental tax benefit recorded for foreign derived intangible income in the third quarter of 2023. The change in these rates for the nine month periods resulted primarily from remeasurement of our uncertain tax positions, as described below, as well as the factors described for the three month periods.

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

During the three months ended June 30, 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. This was communicated to us in late June 2024. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. This matter does not impact our 2023, 2024 or future tax years. The total change in estimate, net of an income tax benefit from the foreign taxing authority, is $17.9 million, or $(0.23) impact per basic and diluted common share, including $4.7 million of interest, for the nine months ended September 30, 2024 and is reflected within the income tax provision on our consolidated statements of operations. The total change in estimate reflects an increase in the liability for unrecognized tax benefits of $19.7 million recorded within other current liabilities, partially offset by a $1.9 million increase in the receivable from the foreign taxing authority recorded within other current assets, on our consolidated balance sheet at September 30, 2024. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS. Excluding the impact of $0.7 million of interest, there has been no change in estimate for the three months ended September 30, 2024.

The liability for unrecognized tax benefits was $38.2 million at September 30, 2024 and $22.7 million at December 31, 2023. Unrecognized tax benefits of $35.5 million and $20.0 million at September 30, 2024 and December 31, 2023 would impact our effective tax rate if recognized.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows beyond the amounts described herein.

Note 9—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(12,770)	$(6,426)	$(66,570)	$(59,085)

Weighted average shares outstanding - basic	77,090	76,203	76,657	75,691
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	77,090	76,203	76,657	75,691

Net loss per common share
Basic	$(0.17)	$(0.08)	$(0.87)	$(0.78)
Diluted	$(0.17)	$(0.08)	$(0.87)	$(0.78)

Share-based awards of approximately 1.4 million and 1.5 million shares for the three and nine months ended September 30, 2024 and approximately 1.5 million and 1.6 million shares for the three and nine months ended September 30, 2023 were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2024 and 2023:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)
Other comprehensive income (loss) before reclassifications	275	25,966	(4,872)	21,369
Income tax	(68)	—	1,267	1,199
Other comprehensive income (loss) before reclassifications, net of tax	207	25,966	(3,605)	22,568
Amounts reclassified from accumulated other comprehensive income (loss)	79	—	(1,757)	(1,678)
Income tax	(21)	—	457	436
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	58	—	(1,300)	(1,242)
Other comprehensive income (loss)	265	25,966	(4,905)	21,326
Accumulated other comprehensive (loss) income, September 30, 2024	$(4,416)	$(25,556)	$2,554	$(27,418)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)
Other comprehensive (loss) income before reclassifications	—	(9,891)	3,621	(6,270)
Income tax	—	—	(941)	(941)
Other comprehensive (loss) income before reclassifications, net of tax	—	(9,891)	2,680	(7,211)
Amounts reclassified from accumulated other comprehensive income (loss)	124	—	(2,569)	(2,445)
Income tax	28	—	666	694
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	152	—	(1,903)	(1,751)
Other comprehensive income (loss)	152	(9,891)	777	(8,962)
Accumulated other comprehensive (loss) income, September 30, 2023	$(7,060)	$(50,035)	$12,140	$(44,955)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income before reclassifications	694	7,398	1,283	9,375
Income tax	(173)	—	(334)	(507)
Other comprehensive income before reclassifications, net of tax	521	7,398	949	8,868
Amounts reclassified from accumulated other comprehensive income (loss)	241	—	(6,280)	(6,039)
Income tax	(63)	—	1,634	1,571
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	178	—	(4,646)	(4,468)
Other comprehensive income (loss)	699	7,398	(3,697)	4,400
Accumulated other comprehensive (loss) income, September 30, 2024	$(4,416)	$(25,556)	$2,554	$(27,418)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive (loss) income before reclassifications	—	(9,940)	8,026	(1,914)
Income tax	—	—	(2,086)	(2,086)
Other comprehensive (loss) income before reclassifications, net of tax	—	(9,940)	5,940	(4,000)
Amounts reclassified from accumulated other comprehensive income (loss)	370	—	(7,080)	(6,710)
Income tax	(229)	—	1,839	1,610
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	141	—	(5,241)	(5,100)
Other comprehensive income (loss)	141	(9,940)	699	(9,100)
Accumulated other comprehensive (loss) income, September 30, 2023	$(7,060)	$(50,035)	$12,140	$(44,955)

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

The following tables present financial information by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue:
Products & Healthcare Services	$2,034,279	$1,943,467	$6,019,721	$5,789,679
Patient Direct	686,846	648,275	1,985,089	1,888,138
Consolidated net revenue	$2,721,125	$2,591,742	$8,004,810	$7,677,817

Operating income:
Products & Healthcare Services	$4,233	$19,803	$27,187	$24,564
Patient Direct	79,932	64,435	190,598	169,349
Acquisition-related charges and intangible amortization	(21,097)	(30,217)	(61,395)	(74,609)
Exit and realignment charges, net	(28,880)	(30,180)	(85,530)	(74,817)
Litigation and related charges(1)	(9,984)	—	(16,662)	—
Consolidated operating income	$24,204	$23,841	$54,198	$44,487

Depreciation and amortization:
Products & Healthcare Services	$18,382	$20,021	$60,832	$57,360
Patient Direct	43,232	53,631	138,756	159,280
Consolidated depreciation and amortization	$61,614	$73,652	$199,588	$216,640

Share-based compensation:
Products & Healthcare Services	$4,141	$2,917	$13,696	$10,649
Patient Direct	1,198	1,699	4,131	5,113
Other(2)	341	1,126	1,454	1,655
Consolidated share-based compensation	$5,680	$5,742	$19,281	$17,417

Capital expenditures:
Products & Healthcare Services	$17,763	$5,023	$29,130	$17,957
Patient Direct	43,755	45,565	127,596	133,610
Consolidated capital expenditures	$61,518	$50,588	$156,726	$151,567

(1) Litigation and related charges includes settlement costs and related fees of legal matters within our Apria division, which do not occur in the ordinary course of our business, are non-recurring/infrequent and are inherently unpredictable in timing and amount. These charges are reported within Other operating expense, net in our Statements of Operations for the three and nine months ended September 30, 2024.

(2) Other share-based compensation expense is captured within Exit and realignment charges, net or Acquisition-related charges for the three and nine months ended September 30, 2024 and 2023.

	September 30, 2024	December 31, 2023
Total assets:
Products & Healthcare Services	$2,519,690	$2,359,825
Patient Direct	2,516,138	2,490,460
Segment assets	5,035,828	4,850,285
Cash and cash equivalents	45,454	243,037
Consolidated total assets	$5,081,282	$5,093,322

Non-cash last-in, first-out (LIFO) charges (credits) to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the LIFO method for distribution inventories in the U.S. within our Products & Healthcare Services segment, were $6.7 million and $(3.7) million for the three months ended September 30, 2024 and 2023, and $11.0 million and $(3.3) million for the nine months ended September 30, 2024 and 2023. The net book value of patient service equipment sales and dispositions within the Patient Direct segment, net of the gain for returned equipment to Philips Respironics for previously recalled equipment, were $7.9 million and $10.0 million for the three months ended September 30, 2024 and 2023 and $22.7 million and $27.2 million for the nine months ended September 30, 2024 and 2023.

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue:
United States	$2,661,469	$2,518,952	$7,821,088	$7,470,424
International	59,656	72,790	183,722	207,393
Consolidated net revenue	$2,721,125	$2,591,742	$8,004,810	$7,677,817

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of September 30, 2024 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the US. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70.0 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

Note 14 - Subsequent Events

On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time party hereto, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed

$450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement, dated as of February 19, 2020. Transactions under this agreement will be accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

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

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech Healthcare Holdings Inc., (Rotech) for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the US. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70.0 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

Net (loss) per share was $(0.17) and $(0.87) for the three and nine months ended September 30, 2024 as compared to net (loss) per share of $(0.08) and $(0.78) for the three and nine months ended September 30, 2023. Our financial results for the three months ended September 30, 2024 as compared to the prior year periods were impacted by the following: (1) a decline in operating income of our Products & Healthcare Services segment as described below; (2) $10.0 million of expense primarily for a legal settlement and related charges for a compensation dispute, partially offset by (3) an increase in operating income by our Patient Direct segment as described below; (4) a decline in intangible amortization of $6.2 million; and (5) a decline in interest expense of $1.6 million. Our financial results for the nine months ended September 30, 2024 as compared to the prior year periods were impacted by the following: (1) the remeasurement of an uncertain tax position, including interest which resulted in a $17.9 million, or $(0.23) income tax charge per share for the nine months ended September 30, 2024 (see Note 8 in Notes to Consolidated Financial Statements); (2) legal settlements of $16.7 million related primarily to compensation and wage and hour disputes and (3) a $10.7 million increase in exit and realignment charges, net partially offset by (4) operating income increases in both of our segments as described below; (5) a decline in interest expense of $12.9 million; and (6) a decline in intangible amortization of $11.5 million. Net (loss) per share was favorably impacted as compared to the prior year by foreign currency translation in the amount of $0.02 and $0.01 for the three and nine months ended September 30, 2024.

Products & Healthcare Services operating income was $4.2 million and $27.2 million for the three and nine months ended September 30, 2024, compared to $19.8 million and $24.6 million for the three and nine months ended September 30, 2023. The decline for the three months ended September 30, 2024 was primarily due to (1) a $10.3 million increase in last in, first out (LIFO) charges, (2) $4.6 million of unfavorable changes in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year and (3) costs to support future revenue growth partially offset by (4) revenue growth of 4.7% and (5) approximately $11 million of savings derived sourcing initiatives and other operating efficiencies. The increase for the nine months ended September 30, 2024 was primarily due to revenue growth of 4.0% and savings derived by our sourcing initiatives of approximately $26 million, partially offset by a $14.2 million increase in LIFO charges, increased costs to support future revenue growth, and approximately $8 million of increased teammate benefit costs. Patient Direct operating income was $79.9 million and $191 million for the three and nine months ended September 30, 2024, compared to $64.4 million and $169 million for the three and nine months ended September 30, 2023. This segment’s results reflect revenue growth of 5.9% and 5.1% and cost savings from information technology (IT) strategic initiatives and other operating efficiencies. For the nine months ended September 30, 2024, we recognized a $5.1 million gain from an agreement with Philips Respironics (Philips) for previously recalled equipment, which was partially offset by unfavorable changes in revenue mix and approximately $15 million of increased teammate benefit costs.

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

We continue to closely monitor the impact of the Recall and subsequent consent decree on our business. To date, we have incurred significant costs coordinating Recall-related activities, and we may continue to incur additional significant costs (including costs in completing the replacement of devices subject to the Recall). Some or all of these costs may not be recoverable from the product manufacturer. During the second quarter, we reached an agreement with Philips requiring Philips to pay us for recalled equipment returned to Philips. Refer to the ‘Overview’ section for details of the impacts to our statements of operations for the nine months ended September 30, 2024. During the three months ended September 30, 2024, we received $17.1 million from Philips which was recorded in the ‘other, net’ line item within investing activities of the consolidated statements of cash flows. The corresponding gain of $5.1 million on the returned equipment for the nine months ended September 30, 2024 is reflected in the ‘gain on sales and dispositions of property and equipment’ line item within operating activities of the consolidated statements of cash flows. While we believe we have access to a sufficient supply of CPAP, bilevel positive airway pressure and ventilator devices to service our home healthcare patients’ needs, other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$2,034,279	$1,943,467	$90,812	4.7%
Patient Direct	686,846	648,275	38,571	5.9%
Net revenue	$2,721,125	$2,591,742	$129,383	5.0%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$6,019,721	$5,789,679	$230,042	4.0%
Patient Direct	1,985,089	1,888,138	96,951	5.1%
Net revenue	$8,004,810	$7,677,817	$326,993	4.3%

The Products & Healthcare Services net revenue increase of $90.8 million for the three months ended September 30, 2024 was driven primarily from net revenue growth in the Medical Distribution division of 5.5%, which includes the benefit of one additional sales day. The Patient Direct segment net revenue growth for the three months ended September 30, 2024 of $38.6 million was driven by growth across most product categories, including diabetes and sleep supplies, as a result of patient growth and high retention of customers.

The Products & Healthcare Services net revenue increase of $230 million for the nine months ended September 30, 2024 was driven primarily from net revenue growth in the Medical Distribution division of 5.0%, which includes the benefit of one additional sales day and was partially offset by a slight decline in our Global Products division, primarily driven by a decline in international net revenue. The Patient Direct segment net revenue growth for the nine months ended September 30, 2024 of $97.0 million was driven by virtually the same factors impacting the third quarter of 2024.

Foreign currency translation had a favorable impact on net revenue of $0.2 million for the three months ended September 30, 2024 and an unfavorable impact of $3.0 million for the nine months ended September 30, 2024 as compared to the prior year periods.

Cost of goods sold.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$2,161,419	$2,053,244	$108,175	5.3%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$6,365,421	$6,122,579	$242,842	4.0%

The increase in cost of goods sold for the three months ended September 30, 2024 reflects the increased cost associated with net revenue growth of 5.0% and a $10.3 million increase in LIFO charges, which reflects a $6.7 million LIFO liquidation credit for the three months ended September 30, 2023 as a result of a reduction in our Products & Healthcare Services segment inventory, as measured on a first in, first out basis. The increase was partially offset by cost reductions in our Global Products division, including approximately $11 million of savings associated with sourcing initiatives and other operating efficiencies.

The increase in cost of goods sold for the nine months ended September 30, 2024 reflects the increased cost associated with net revenue growth of 4.3% and a $14.2 million increase in LIFO charges, partially offset by cost reductions in our Global Products division, including approximately $26 million of savings associated with sourcing initiatives.

Foreign currency translation had a favorable impact on cost of goods sold of $2.2 million and $3.1 million for the three and nine months ended September 30, 2024 as compared to the prior year periods.

Gross profit.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$559,706	$538,498	$21,208	3.9%
As a % of net revenue	20.57%	20.78%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$1,639,389	$1,555,238	$84,151	5.4%
As a % of net revenue	20.48%	20.26%

The changes in gross profit for the three and nine months ended September 30, 2024 was driven by net revenue growth and other factors impacting net revenue and cost of goods sold described above. Foreign currency translation had a favorable impact on gross profit of $2.4 million and $0.1 million for the three and nine months ended September 30, 2024 as compared to the prior year periods.

Operating expenses.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$469,798	$452,583	$17,215	3.8%
As a % of net revenue	17.26%	17.46%
Acquisition-related charges and intangible amortization	$21,097	$30,217	$(9,120)	(30.2)%
Exit and realignment charges, net	$28,880	$30,180	$(1,300)	(4.3)%
Other operating expense, net	$15,727	$1,677	$14,050	837.8%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$1,416,724	$1,356,334	$60,390	4.5%
As a % of net revenue	17.70%	17.67%
Acquisition-related charges and intangible amortization	$61,395	$74,609	$(13,214)	(17.7)%
Exit and realignment charges, net	$85,530	$74,817	$10,713	14.3%
Other operating expense, net	$21,542	$4,991	$16,551	331.6%

The increase in Distribution, selling and administrative (DS&A) expenses for the three months ended September 30, 2024 was driven primarily by incremental costs to support the $129 million, or 5.0%, net revenue growth, along with future revenue growth, partially offset by productivity gains derived from operating efficiencies.

The increase in DS&A expenses for the nine months ended September 30, 2024 was driven primarily by incremental costs to support the $327 million, or 4.3%, net revenue growth, along with future revenue growth and an increase of approximately $22 million in teammate benefit costs, partially offset by approximately $14 million in expense savings from our IT strategic initiatives, approximately $8 million of personnel cost savings related to 2023 organizational changes, and other productivity gains derived from operating efficiencies.

Foreign currency translation had an unfavorable impact on DS&A expenses of $0.1 million and favorable impact on DS&A expenses of $0.8 million for the three and nine months ended September 30, 2024 as compared to the prior year periods.

Intangible amortization was $14.6 million and $51.2 million for the three and nine months ended September 30, 2024 and $20.8 million and $62.7 million for the three and nine months ended September 30, 2023 related primarily to intangible assets acquired in the Apria, Halyard Health, Inc. and Byram Healthcare Centers, Inc. acquisitions. The declines as compared to the prior periods of $6.2 million and $11.5 million, respectively, was related to certain intangible assets being fully amortized. See Note 3 in Notes to Consolidated Financial Statements. Acquisition-related charges were $6.5 million and $10.2 million for the three and nine months ended September 30, 2024 consisting of costs related to the expected acquisition of Rotech. Acquisition-related charges were $9.4 million and $11.9 million for the three and nine months ended September 30, 2023 consisting primarily of costs related to the acquisition of Apria. See Note 1 in Notes to Consolidated Financial Statements.

Exit and realignment charges, net were $28.9 million and $85.5 million for the three and nine months ended September 30, 2024. These charges were primarily related to our (1) Operating Model Realignment Program of $19.5 million and $75.9 million, including professional fees, severance, and other costs to streamline functions and processes, (2) costs related to IT strategic initiatives such as converting certain divisions to common IT systems of $7.6 million and $14.3 million and, (3) other costs associated with strategic initiatives of $1.8 million and $2.8 million for the three and nine months ended September 30, 2024. Exit and realignment charges, net also included a $7.4 million gain on the sale of our corporate headquarters for the nine months ended September 30, 2024. Exit and realignment charges, net were $30.2 million and $74.8 million for the three and nine months ended September 30, 2023. These charges primarily related to our (1) Operating Model Realignment Program of $24.5 million and $63.9 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT restructuring charges such as converting certain divisions to a common information technology system of $3.3 million and $6.7 million and, (3) other costs associated with strategic initiatives of $2.4 million and $4.1 million for the three and nine months ended September 30, 2023. We may incur material future costs relating to certain exit and realignment actions, which remain underway and we are not able to reasonably estimate.

The change in other operating expense, net for the three and nine months ended September 30, 2024 reflects $3.6 million and $10.8 million of losses on sales of accounts receivable under the Master Receivables Purchase Agreement (RPA) as compared to $3.5 million and $7.1 million of losses for the three and nine months ended September 30, 2023. Other operating expense, net for the three months ended September 30, 2024 reflects $10.0 million of expense primarily for a legal settlement and related charges for a compensation dispute. Other operating expense, net for the nine months ended September 30, 2024 reflects $16.7 million related primarily to the legal settlements of a compensation dispute and a wage and hour dispute in the state of California within our Apria division and gains related to an agreement with Philips for previously recalled equipment of $5.1 million.

During the three and nine months ended September 30, 2024, we incurred an unfavorable change of $4.6 million and $1.4 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$36,554	$38,127	$(1,573)	(4.1)%
Effective interest rate	7.12%	7.01%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$108,108	$121,053	$(12,945)	(10.7)%
Effective interest rate	7.14%	6.92%

Interest expense, net for the three and nine months ended September 30, 2024 decreased due to lower average outstanding borrowings of $148 million and $260 million, partially offset by an increase in the effective interest rate of

11 basis points and 22 basis points as compared to the three and nine months ended September 30, 2023. See Note 5 in Notes to Consolidated Financial Statements.

Other expense (income), net.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense (income), net	$1,438	$(3,302)	$4,740	143.5%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense (income), net	$3,796	$(843)	$4,639	550.3%

Other expense (income), net for the three and nine months ended September 30, 2024 and 2023 includes interest cost and net actuarial losses related to our retirement plans. In addition, other expense (income), net for the three and nine months ended September 30, 2024 includes a loss on extinguishment of debt of $0.3 million compared to a gain on extinguishment of debt, of $5.2 million and $4.4 million associated with the early retirement of indebtedness of $195 million and $268 million for the three and nine months ended September 30, 2023.

Income taxes.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax benefit	$(1,018)	$(4,558)	$3,540	77.7%
Effective tax rate	7.4%	41.5%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax provision (benefit)	$8,864	$(16,638)	$25,502	153.3%
Effective tax rate	(15.4)%	22.0%

The change in the effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 resulted primarily from changes in results of operations in the jurisdictions in which we operate and a tax benefit recorded for foreign derived intangible income during the three months ended September 30, 2023. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 resulted primarily from a one-time income tax charge of $17.9 million, or $(0.23) per share, related to a recent decision associated with Notices of Proposed Adjustments (NOPA) that we received in 2020 and 2021 as well as the factors described for the three month period. The NOPA was communicated to us in late June 2024. The matter at hand is related to past transfer pricing methodology, which is no longer employed. See Note 8 in Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement or Receivables Financing Agreement, or a combination thereof of approximately $30 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

			Change
(Dollars in thousands)	September 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$45,454	$243,037	$(197,583)	(81.3)%
Accounts receivable, net	$661,664	$598,257	$63,407	10.6%
DSO (1)	22.0	20.5
Merchandise inventories	$1,242,453	$1,110,606	$131,847	11.9%
Inventory days (2)	52.9	49.0
Accounts payable	$1,338,021	$1,171,882	$166,139	14.2%
(1)Based on period ended accounts receivable and net revenue for the quarters ended September 30, 2024 and December 31, 2023. Consolidated DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, Consolidated DSO would have been 26.1 as of September 30, 2024 and 24.8 as of December 31, 2023.
(2)Based on period ended merchandise inventories and cost of goods sold for the quarters ended September 30, 2024 and December 31, 2023.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Net cash provided by (used for):
Operating activities	$90,494	$628,945
Investing activities	(64,229)	(98,340)
Financing activities	(224,507)	(366,115)
Effect of exchange rate changes	408	(515)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(197,834)	$163,975

Cash provided by operating activities in the first nine months of 2024 and 2023 reflected net losses and changes in working capital. The change in cash provided by operating activities was primarily driven by the reduction in accounts receivable, net from the initial accounts receivable sold through the RPA and the significant reduction in inventory levels during the nine months ended September 30, 2023, as these items did not recur during the nine months ended September 30, 2024.

Cash used for investing activities in the first nine months of 2024 included capital expenditures of $157 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, offset by $84.8 million in proceeds from sales and dispositions of property and equipment, which included sales of patient service equipment and $33.5 million in gross proceeds related to the sale of our corporate headquarters, and $17.1 million included in the ‘other, net’ line item for a settlement with Philips for returned equipment as described in the ‘Philips Respironics Recall’ section above. Cash used for investing activities in the first nine months of 2023 included capital expenditures of $152 million for patient service equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $53.6 million in proceeds related primarily to the sale of patient service equipment.

Cash used for financing activities in the first nine months of 2024 included repayments of debt of $211 million including the $171 million paid to redeem the outstanding 4.375% seniors notes due in December 2024 (the 2024 Notes), an unscheduled principal payment of $20.0 million on the Term Loan A and scheduled principal payments of $20.1 million on our Term Loans. We had no borrowings under our revolving credit facility for the first nine months of 2024 and the activity under our amended Receivables Financing Agreement netted to no impact to our outstanding borrowings. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were

$8.1 million for the first nine months of 2024. Cash used for financing activities in the first nine months of 2023 included repayments of debt of $270 million, including $125 million of unscheduled and $10.8 million of scheduled principal payments on the Term Loan A and the Term Loan B, $134 million of cash to repurchase $143 million aggregate principal of the 2024 Notes, the 2029 Unsecured Notes and the 2030 Unsecured Notes. We had no borrowings under our revolving credit facility on a net basis for the first nine months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at September 30, 2024 and December 31, 2023 under our Receivables Financing Agreement. At September 30, 2024 and December 31, 2023, we had maximum revolving borrowing capacity of $450 million under our Receivable Financing Agreement.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $870 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.

At September 30, 2024 and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $31.5 million and $27.4 million, leaving $419 million and $423 million available for borrowing at the end of each period. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $3.0 million as of September 30, 2024 and December 31, 2023.

On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions. On September 16, 2024, we redeemed all of our outstanding 2024 Notes, see Note 5 in Notes to Consolidated Financial Statements.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 4.500% senior unsecured notes due in March 2029, and the 6.625% senior unsecured notes due in April 2030 contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2024.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (the Purchaser) in exchange for cash. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $542 million and $1.6 billion for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we received net cash proceeds of $538 million and $1.6 billion from the sale of accounts receivable under the RPA and collected $550 million and $1.6 billion of the sold accounts receivable. Total accounts receivable sold under the RPA were $482 million and $894 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we received net cash proceeds of $478 million and $888 million from the sale of accounts receivable under the RPA and collected $508 million and $805 million of the sold accounts receivable. No accounts receivables were sold under the RPA for the three months ended March 31, 2023. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the consolidated statements of operations were $3.6 million and $3.5 million for the three months ended September 30, 2024 and 2023 and $10.8 million and $7.1 million for the nine months ended September 30, 2024 and 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $22.2 million and $22.0 million at September 30, 2024 and December 31, 2023. As of September 30, 2024, we are permanently reinvested in our foreign subsidiaries.

Contractual Obligations

Commitments include $48.4 million of legally binding lease payments for the Morgantown, West Virginia center of excellence for medical supplies and logistics lease signed, but not yet commenced. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for disclosure of other material contractual obligations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2024.

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

●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, close, manage or integrate acquisitions, including Rotech;
●	our ability to successfully implement our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	our ability to meet the terms to qualify for supplier funding programs;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;

●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through September 30, 2024, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2023. Through September 30, 2024, there have been no material developments in any legal proceedings reported in such Annual Report, other than as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information.

On October 11, 2024, the Company and Rotech each received a request for additional information and documentary materials from the Federal Trade Commission (the FTC) in connection with the FTC’s review of the Merger. The effect of a Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after each of the Company and Rotech has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the FTC.

Completion of the Rotech Acquisition remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in an Agreement and Plan of Merger (the Merger Agreement). The Company continues to work constructively with the FTC in its review of the Merger and expects that the Merger will be completed in the first half of 2025, subject to satisfaction or waiver of the closing conditions, including receipt of required regulatory approvals.

During the three months ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a) Exhibits

2.1

Agreement and Plan of Merger, dated as of July 22, 2024, by and among the Company, Rotech, Merger Sub and Representative (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 23, 2024).

10.1

Executive Separation Agreement and General Release, dated June 21, 2024, by and between Alexander J. Bruni and Owens & Minor, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2024). **

10.2

Receivables Purchase Agreement, dated as of October 18, 2024, by and among O&M Funding LLC, as Seller, the persons from time to time party hereto, as Purchasers, PNC Bank, National Association, as Administrative Agent, an PNC Capital Markets LLC, as Structuring Agent. (incorporated herein by to the Company’s Current Report on Form 8-k, Exhibit 10.1, dated October 18, 2024).

10.3

Amended and Restated Purchase and Sale Agreement, dated as of October 18, 2024, by and among various entities, as Originators, Owens & Minor Medical, LLC., as Servicer, and O&M Funding LLC, as Buyer. (incorporated herein by to the Company’s Current Report on Form 8-k, Exhibit 10.2, dated October 18, 2024).

10.4

Performance Guaranty of Owens & Minor, Inc., dated as of October 18, 2024 in favor of PNC Bank, National Association. (incorporated herein by to the Company’s Current Report on Form 8-k, Exhibit 10.3, dated October 18, 2024).

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

Owens & Minor, Inc.
(Registrant)

Date: November 4, 2024	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: November 4, 2024	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer