Form 10-K
period 2024-12-31
OWENS & MINOR INC/VA/
filed 2025-02-28
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-9810

OWENS & MINOR, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10900 Nuckols Road, Suite 400 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value	OMI	New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $1,017,910,995 as of June 30, 2024.

The number of shares of the Company’s common stock outstanding as of January 31, 2025 was 77,247,282 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on May 15, 2025, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Part I

Item 1. Business

General

Owens & Minor, Inc., along with its subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. We report our business under two segments: Products & Healthcare Services and Patient Direct, which are described in further detail below. Our teammates serve healthcare industry customers in approximately 80 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of-care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

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

Potential Sale of Products & Healthcare Services Segment

On February 28, 2025, we announced that we are actively engaged in discussions regarding the potential sale of our Products & Healthcare Services segment. There is no set timetable for the potential sale and there can be no assurance that we will complete a transaction.

Expected Acquisition of Rotech

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech Healthcare Holdings Inc., (Rotech) for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the U.S. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price. We expect Rotech to be included in our Patient Direct segment subsequent to the acquisition close date.

Acquisition of Apria

On March 29, 2022 (Apria Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022 (Apria Acquisition), in exchange for approximately $1.7 billion, net of $144 million of cash acquired. See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in this annual report for further information. This division is reported in the Patient Direct segment.

Products & Healthcare Services

In our Products & Healthcare Services segment, we offer a comprehensive portfolio of products and services to healthcare providers and manufacturers. This segment is vertically-integrated, starting with Americas-based manufacturing, using our proprietary technology, teammates, and leased or owned production facilities. We manufacture and source medical surgical products through our production and kitting operations from raw material all the way to finished goods before transferring product to our distribution center network. We provide medical supplies and solutions for infection prevention across acute, alternate site and consumer channels. Our portfolio of medical and surgical supplies includes branded products purchased from manufacturers and our own proprietary products. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the world.

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

We operate a network of distribution centers located throughout the U.S., which are strategically located to efficiently serve our customers. Investments in information technology support our business, including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply chain management.

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

Patient Direct has a nationwide sales force, focusing on managed care and key referral sources and a national pharmacy, along with centers of excellence strategically located in the U.S. aligned with specific mail order product categories and a nationwide network with over 300 locations to optimize shipping distance and time, to serve patients.

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

Our customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals. In addition to contracting directly with healthcare providers at the Integrated Delivery Network (IDN) level, we also contract with GPOs as well as other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). All contracts remained active as of December 31, 2024. Sales to Vizient, Premier, and HPG represented 33%, 21%, and 10% of consolidated net revenue in 2024.

We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.

Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. No sales of products from any individual suppliers exceeded 10% of our consolidated net revenue for 2024.

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

Accounts Receivable

In the normal course of business, we provide credit to our customers and use credit management techniques to evaluate customers’ creditworthiness and facilitate collection. In our Products & Healthcare Services segment, these techniques may include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. We also use third-party information from sources such as credit reporting agencies, banks and other credit references. For Patient Direct, we have developed internal expertise to manage the unique reimbursement requirements of certain Payors and continue to negotiate simplifications in the claims submission process in an effort to reduce subsequent denials and shorten related collection periods. Our general practice is to collect co-payments from the patient or applicable secondary Payor.

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

On March 14, 2023, we entered into the Master Receivables Purchase Agreement (RPA), pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (Purchaser) in exchange for cash. We account for these transactions as sales, with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the accounts receivable securitization program (Receivables Financing Agreement). As a result of the amendment described below, we do not expect to utilize the RPA in the future.

On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement, dated as of February 19, 2020.

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

In our Patient Direct segment, we compete with many healthcare companies across a variety of channels to provide medical supplies and related services for in-home care. We compete against national providers and numerous regional and local providers that deliver products and services to patients’ homes, including AdaptHealth Corp., Lincare, Inogen, Viemed Healthcare, Inc. Rotech is also present in the home healthcare industry. In addition, pharmacy benefit managers, such as CVS Health Corporation, compete with us in the home healthcare market.

Research and Development

We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $13 million, $13 million and $12 million for the years ended 2024, 2023 and 2022.

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

We have patents and patent applications pending in the U.S. and other countries that relate to the technology used in many of our products including our surgical and infection protection products. These patents generally expire between 2025 and 2044. We do not license any patents from third parties that are material to our business. We also file patent applications for innovative product lines and solutions that result from our technical expertise in order to protect our ongoing research and development investments.

We have trademarks and trademark applications pending in the U.S. and other countries that are used to designate or identify our company or products. We manufacture and distribute products bearing the well-known “Halyard” brand. Other well-known registered trademarks we use include: Aero Blue, Apria, Byram Healthcare, QSIGHT, Quick Check, Smart-Fold, Orange, One Step, Purple, Purple Nitrile, Purple Nitrile-Xtra, Lavender, Sterling, and Safeskin.

We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.

Regulation

The development, manufacturing, marketing, sale, promotion and distribution of products, as well as the provision of logistics and services in the healthcare industry and provisions of our contracts with certain governmental agencies, are subject to comprehensive regulation by federal, state, local and foreign governments and agencies. Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulation substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations. Notwithstanding this, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us; and even the termination of our ability to provide services under certain government programs.

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

Further, federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state enforcement authorities, to regulate the collection, use and disclosure of personal information or PHI, and to ensure that businesses and organizations maintaining personal information about individuals implement appropriate data safeguards. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents expanded rights to direct the use of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may result in data breach litigation. Although there are limited exemptions for PHI and HIPAA regulated entities, and the CCPA’s implementation standards and enforcement practices are continuing to develop and remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. In November 2020, Californians approved the California Privacy Rights Act (the CPRA), which modified and expanded the CCPA and established a new California Privacy Protection Agency. The CPRA established January 1, 2023 as the new compliance date for most of the other substantive provisions of the CPRA. Colorado, Connecticut, Utah, and Virginia have enacted similar laws to provide for the protection of consumer privacy, and numerous other states have similar laws under consideration. Additionally, in 2023, Washington state passed the My Health My Data Act (“MHMDA”) — a comprehensive data privacy law that imposes significant obligations on entities doing business or targeting consumers in Washington and creates a private right of action that may invite an influx of litigation. Some of the MHMDA’s provisions went into effect in July 2023 and in March 2024. The Florida Legislature passed an update to the Florida Electronic Health Records Exchange Act that prohibits health care providers that use certified health record technologies from storing electronic health records outside the United States, its territories, or Canada. Health care providers covered by the Florida Electronic Health Records Exchange Act must comply with the updated law by July 1, 2023. The ban also applies to patient information stored through a third-party or subcontracted computing facility or cloud computing service.

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

In the U.S., the Federal Food, Drug, and Cosmetic Act (FFDCA), Food and Drug Administration (FDA) regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution and post-market surveillance. Even after obtaining the requisite approvals, products may still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare regulation is subject to change and can have a considerable impact on the marketing of products and services that we offer. Such regulatory changes could affect our ability to obtain or maintain approval of our products, which could result in us being required to withdraw such products from the market. The FDA regulates advertising and promotional activities for products in the U.S., requiring advertising, promotional materials, and labeling to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label or marketing clearance. The FDA and DOJ actively investigates allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. The FDA routinely issues informal and more formal communications such as untitled letters or warning letters interpreting its authority over these matters. While such communications may not be considered final agency decisions, many companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims they were making to be truthful, not misleading and otherwise lawful. The DOJ has used the federal False Claims Act to address and enforce alleged misconduct involving the content of promotional messaging.

We must also comply with laws and regulations governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our manufacturing and distribution centers. This includes oversight by the FDA, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency (EPA), the Department of Homeland Security (DHS), the Occupational Safety and Health Administration, the Department of Labor, the Equal Employment Opportunity Commission, and state boards of pharmacy, or similar state licensing boards and regulatory agencies and other federal and state regulatory authorities. For example, our locations that fill and distribute medical oxygen containers must register with the FDA as a medical gas manufacturer, and these registered locations are subject to extensive regulation. Among other requirements, the FDA’s Current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we operate medical gas facilities, we are subject to regulation under varying state health and safety laws. The FDA and state authorities conduct periodic, unannounced inspections at our facilities to assess compliance with cGMPs and other regulations. Failure to comply with applicable requirements can lead to a variety of administrative or legal sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We expend significant resources to achieve compliance with federal and state law requirements at each of our facilities. There can be no assurance, however, that these efforts will be successful and that our facilities will achieve and maintain compliance with applicable federal, state and local law requirements. We are also subject to certain federal and state disclosure requirements regarding financial arrangements within the healthcare industry.

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

Fraud and Abuse Laws

There are various federal and state laws that regulate the operation of healthcare providers, including those that prohibit fraudulent and abusive business practices by healthcare providers, suppliers, and parties that contract with such providers and suppliers who participate in, receive payments from or are in a position to make or influence referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Of particular importance, each of which may be amended and updated from time to time, are:

●	The federal Anti-Kickback statute and similar state equivalents prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals. Violations of the federal Anti-Kickback Statute may result in civil and criminal penalties. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●	The federal Physician Self-Referral Law, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, if these entities provide certain designated health services (including home healthcare services) reimbursable by Medicare or Medicaid, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (FCA);
●	The FCA and similar state laws provide, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Among the many other potential bases for liability is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. The federal government has taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the

FCA. The FCA may be enforced directly by the federal government or by a whistleblower on the government’s behalf;
●	The federal Eliminating Kickbacks in Recovery Act, which imposes criminal liability on individuals or entities that pay, receive, or solicit any remuneration in return for patient referrals to recovery homes, clinical treatment facilities, or laboratories;
●	The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	Similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party Payor, including commercial insurers or services paid out-of-pocket by patients; and
●	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.

To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) and the U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG) have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. An example of the continued prioritization by the DOJ on corporate and healthcare matters is evidenced by the September 2022 release of the Monaco Guidelines, which reflect enhancements to long-standing DOJ guidelines on corporate accountability. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase costs or otherwise have an adverse effect on operations. In addition, because of the potential for large monetary exposure under the FCA, which provides for treble damages and mandatory minimum penalties, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

On December 18, 2020, prior to the completion of the Apria Acquisition on the Apria Acquisition Date, a federal judge approved a civil and administrative settlement between Apria and the U.S. and certain state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilation products (NIVs). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIVs covered by private insurers.

To resolve any potential liability regarding alleged improper use of NIVs, Apria agreed to enter a civil settlement agreement and to pay $40 million to the federal government and the states. Apria also agreed with the California Department of Insurance to pay $500,000 to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871 et seq. Apria separately agreed with the relators to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 Ill. Comp. Stat. 92/1 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. All amounts were paid prior to the Apria Acquisition Date.

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

Global Privacy Regulation

Our international operations are impacted by data privacy laws that require safeguards for the protection of healthcare and other personal data. Data protection laws and regulations are evolving globally and may continue to add additional compliance costs and legal risks to our international operations. In the European Union, the General Data Protection Regulation (EU GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the EU GDPR, regulatory penalties may be passed by data protection authorities. The United Kingdom (U.K.) has implemented similar legislation (U.K. GDPR) that carries similar compliance and operational costs, and potential fines, as the EU GDPR. The costs of compliance with, and other burdens imposed by, the EU GDPR, U.K. GDPR and other international data protection laws may impact our operations outside the U.S. and may limit the ways in which we can provide services or use personal data collected while providing services.

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

Human Capital Resources

Teammate Overview

Our teammates are at the heart of everything that we do. Through their creativity, talent and hard work, our teammates allow us to offer exceptional products and services, and they provide the force that propels our mission to empower our customers to advance healthcare. Thus, we are committed to maintaining a results-driven culture and providing benefits that will attract and retain top talent. We are also committed to creating an environment that allows our teammates to perform at a high level, emphasizes a culture of safety and is conducive to professional and personal growth.

At the end of 2024, we employed approximately 13,500 full-time and part-time teammates in the U.S. and 9,700 teammates outside of the U.S (OUS). None of our U.S. teammates are represented by a labor union or subject to a collective bargaining agreement (CBA), but certain OUS teammates are represented and covered by labor agreements. Throughout our operations, we continue to have positive relationships with our teammates, as well as the unions and works councils that represent our OUS teammates.

We depend on our key personnel to successfully operate our business, including our executive officers, senior corporate management and management at our operating segments. We seek to attract and retain top talent for these critical roles by offering competitive base and incentive compensation packages (and in certain instances share-based compensation and retention incentives), attractive benefits, and opportunities for advancement and rewarding careers. We periodically review and adjust, if needed, our teammates’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that our offerings are competitive within the industry and consistent with our performance. We have also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support the communities we serve, but also provide experiences for teammates to promote a collaborative and rewarding work environment. In 2021, we established the Owens & Minor Foundation, which is dedicated to building healthier communities through impactful contributions to the charitable and civic organizations it serves. The Owens & Minor Foundation focuses on three primary areas, the environment, healthcare, and our culture.

In order to take advantage of available opportunities and successfully implement our long-term strategy, we understand that we must be able to employ, train and retain skilled personnel. To that end, we support and utilize various training and educational initiatives, and we have developed Company-wide and project-specific teammate training and educational programs. Key programs focus on teammate safety, leadership development, health and wellness, work-life balance, talent management, and teammate engagement. We believe that teammate engagement is integral to our Life Takes Care purpose, vision, strategy and business success. We also believe that our teammates are the face of Owens & Minor, and we expect every teammate to model our values and commitment to ethical business practices as set forth in our Code of Honor.

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

Teammate Benefits

We believe teammate benefits are an essential component of a competitive total compensation package. Our benefits programs are designed to attract and retain top talent, and include health insurance, short-term and long-term disability insurance, accidental death and dismemberment insurance, life insurance, and accident insurance, our annual and long-term incentive plans, teammate stock purchase plan and our 401(k) savings and retirement plan.

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

Management regularly reports to the Our People & Culture Committee of the Board on human capital management topics, including corporate culture, teammate development, compensation, and benefits. From time to time, we also conduct teammate engagement surveys to solicit feedback, and report findings from these surveys to the Board. The Our People & Culture Committee has oversight of talent retention and development, including succession planning, and the Board provides input on important decisions in each of these areas.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We make these filings available free of charge through the SEC Filings link in the Investor Relations content section on our website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K.

Furthermore, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding Owens & Minor, Inc. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

We announce material financial information to our investors using our Investor Relations website, including SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our teammates and the public about our Company, our services and other developments. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our Investor Relations website.

Additionally, we have adopted a written Code of Honor that applies to all of our directors, officers and teammates, including our principal executive officer and senior financial officers. This Code of Honor (including any amendments to or waivers of a provision thereof) and our Corporate Governance Guidelines are available on our website at www.owens-minor.com.

Item 1A. Risk Factors

Forward-Looking Statements and Risk Factors Summary

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as “may,” “could,” “aim,” “seek,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “target,” “anticipate,” “plan,” “continue,” or similar expressions. The forward-looking statements in this Annual Report are based on certain risks and uncertainties, including the risk factors described below and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Annual Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: increasing competitive and pricing pressures in the marketplace; our ability to retain existing and attract new customers and our dependence on certain customers, vendors, suppliers and third-parties; our ability to successfully identify, manage or integrate acquisitions; risks arising from the legal, regulatory or licensing requirements of the markets in which we operate; and general economic, regulatory and business conditions, including related to our international operations, among others. New risks and uncertainties may arise from time to time and are difficult to predict. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.

The following is a summary of the risk factors that we currently believe could materially and adversely affect our business, financial condition, results of operations and cash flows and are not all of the risks that we face. We undertake no obligation to update or revise any forward-looking statements, except as required by law.

Operational Risks

●	We have concentration in and dependence on certain healthcare provider customers, Group Purchasing Organizations, and Payors.
●	Our failure to establish and maintain relationships with hospital and physician referral sources may cause our revenue to decline.

●	Possible changes in customer and product mix could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources, and liquidity.
●	Our business is dependent on certain significant suppliers.
●	Our operations depend on the proper financial functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.
●	An interruption in the ability of our business to manufacture products or the proper functioning of critical facilities and distribution networks may have a material adverse effect on our business and operations.
●	Our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions.
●	Our ability to attract and retain talented and qualified teammates is critical to our success and competitiveness.
●	We cannot assure you that the potential sale of the Products & Healthcare Services segment will be completed; and there may be negative impacts on our business, financial results, and operations.
●	We cannot assure you that the proposed acquisition of Rotech (Rotech Acquisition) will be completed.
●	We may fail to realize the anticipated benefits of the Rotech Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Rotech business into our operations.
●	We and the Rotech business will be subject to business uncertainties while the Rotech Acquisition is pending that could adversely affect our business and the Rotech business.
●	The pendency of the Rotech Acquisition could adversely affect our business, financial results, and operations.
●	Our inability to adequately integrate acquisitions could have a material adverse effect on our operations.
●	Our operations involve the storage, transportation and provision of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss.
●	Our goodwill may become further impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

Industry and Economic Risks

●	We face increasing competition, accelerating pricing pressure and changes in technology.
●	An inability to obtain key components, raw materials or manufactured products from third parties in a timely and cost-effective manner, or a material disruption in our supply chain, may have a material adverse effect on our business.
●	Uncertainty about current and future economic conditions and other adverse changes in general political conditions may adversely affect demand for our products and services and collectability of our accounts receivable.
●	Our Products & Healthcare Services segment is exposed to price fluctuations of key commodities, which may negatively impact our results of operations and cash flows.
●	Changing conditions in the U.S. healthcare industry may impact our results of operations and cash flows.
●	Our profitability and cash flows may vary based on the impacts of rising inflationary pressures.

Litigation & Regulatory Risks

●	We are subject to stringent regulatory and licensing requirements, and we have been, are and could become the subject of federal and state investigations and compliance reviews.
●	We must obtain clearance or approval from appropriate regulatory authorities prior to consummating transactions of certain healthcare related businesses.

●	We must obtain clearance or approval from the appropriate regulatory authorities prior to introducing a new product or modification to an existing product. The regulatory clearance process may result in substantial costs, delays and limitations on the types and uses of products we can bring to market, any of which could have a material adverse effect on our business.
●	Our failure to comply with regulatory requirements or receive regulatory clearances or approvals for our medical gas facilities, products or operations could adversely affect our business.
●	Our business may be adversely affected if we are unable to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights.
●	We may become subject to litigation, investigations, claims and other legal proceedings brought by regulatory agencies, third parties, or individuals.
●	We may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with the provision of healthcare services, and the products that we source, assemble, manufacture and sell which can be costly and disruptive to our business.
●	We could be subject to adverse changes in the tax laws or challenges to our tax positions.
●	Audits by tax authorities could result in additional tax payments for prior periods, and tax legislation could materially adversely affect our financial results and tax liabilities.
●	Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
●	Our amended and restated bylaws designates the U.S. District Court for the Eastern District of Virginia as the exclusive forum for certain litigation that may be initiated by stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Debt

●	We may not be able to generate sufficient cash to service our debt and other obligations.
●	We may not be able to refinance, extend or repay our substantial indebtedness which would have a material adverse effect on our financial condition.
●	Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.
●	Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
●	Despite current indebtedness levels, we will incur substantially more debt to complete the Rotech Acquisition.
●	Despite current indebtedness levels, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial, which could further exacerbate the risks described herein.

General Risk Factors

●	Our continued success is substantially dependent on positive perceptions of our reputation.
●	We are subject to risks related to public health crises, future outbreaks of health crises or other adverse public health developments.
●	The market price for our common stock and debt have been, and may continue to be, highly volatile.
●	Our global operations increase the extent of our exposure to the economic, political, currency, regulatory and other risks of international operations.
●	We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

Operational Risks

We have concentration in and dependence on certain healthcare provider customers, Group Purchasing Organizations, and Payors.

In 2024, although no single customer accounted for 5% of our consolidated net revenue, our top ten customers in the U.S. represented approximately 23% of our consolidated net revenue. In addition, in 2024, approximately 65% of our consolidated net revenue was from sales to member hospitals under contract with our largest GPOs: Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship or Payor, could have a material adverse effect on our results of operations, financial condition and cash flows. In 2024, although no single Payor accounted for 10% of our consolidated net revenue, the largest Payor, with which we have multiple contracts, represented approximately 22% of our Patient Direct net revenue.

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

Our revenues are determined by a number of factors, including mix of customers, the rates of payment among customers and the mix of our products and services provided. A shift towards customers with lower prices, or from higher gross margin products to lower gross margin products, would reduce our gross profits. Changes in the mix of our customers, products and services provided and payment methodologies could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

Our business is dependent on certain significant suppliers.

In our Products & Healthcare Services segment in the U.S., we distribute products from approximately 1,000 suppliers and are dependent on these suppliers for the continuing supply of products. In 2024, sales of products of our ten largest domestic suppliers accounted for approximately 37% of consolidated net revenue. No sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2024. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In our Patient Direct segment, we currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment and supplies for our home healthcare business. From time to time, we also enter into certain exclusive arrangements with suppliers for the provision of patient service equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations and cash flows. We often use suppliers selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, such as the disruptions that were associated with the Philips Respironics recall as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may reduce our income and could force us to use alternative suppliers. Any change in the existing suppliers we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our results of operations and cash flows. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

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

As described in Item 1C, we have an integrated framework to prevent, identify and mitigate risks related to cybersecurity attacks on our systems. Despite physical, technical, and administrative security measures by us and our external service providers and consultants, our technology systems and operations have in the past and may be in the future subject to cyberattacks from sources beyond our control. In recent years, cyberattacks in our industry have increased and become more sophisticated. For instance, we expect threat actors may use more advanced tools and techniques, such as artificial intelligence (AI), that are designed to circumvent security controls. As a result, the risk of a cyberattack on our systems has increased. We do not oversee or actively monitor cybersecurity risks related to our external service providers and we rely on these providers to inform us of risks, breaches or cyberattacks. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A future cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, or the third party service providers on which we rely, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, our growth and strategic initiatives, results of operations, financial condition and cash flows.

An interruption in the ability of our business to manufacture products or the proper functioning of critical facilities and distribution networks may have a material adverse effect on our business and operations.

We manufacture our products in facilities in the U.S., Mexico, Honduras, Thailand and Ireland. If one or more of these facilities experiences damage, or if manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including, but not limited to, pandemics; severe weather, fires or other natural disasters; terrorism or geopolitical events (such as the Russia-Ukraine conflict or a renewed conflict between Israel and Hamas or in the surrounding region); prolonged power or equipment failures; labor disputes or strikes; unsuccessful imports/exports of products resulting from trade restrictions or tariffs, or supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our ability to offer services, distribute products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The success of our business depends on our ability to attract, engage, develop and retain qualified and experienced teammates, including key executives. We may not be able to successfully compete for, attract, or retain qualified and experienced teammates, especially in North America where labor markets continue to be highly competitive. Competition among potential employers, labor shortages, and inflationary pressures might result in increased salaries, benefits or other teammate-related costs, or in our failure to recruit and retain teammates. We may experience sudden loss of key personnel due to a variety of causes, including illness, and must adequately plan for succession of key executive roles. Teammates might not successfully transition into new roles. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

We cannot assure you that the potential sale of the Products & Healthcare Services segment will be completed; and there may be negative impacts on our business, financial results, and operations.

On February 28, 2025, we announced that we are actively engaged in discussions regarding the potential sale of our Products & Healthcare Services segment. This process is ongoing and there are a number of risks and uncertainties including the failure to complete any transaction. This could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, teammate retention could be negatively impacted. If key teammates depart because of concerns relating to the uncertainty, our business could be harmed. Investor perceptions about the announcement could have a negative impact on the trading prices of our common stock and debt. We do not intend to disclose developments or provide updates on the progress or status of the potential sale until deemed further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

We cannot assure you that the proposed acquisition of Rotech (Rotech Acquisition) will be completed.

There are a number of risks and uncertainties relating to the Rotech Acquisition. For example, the Rotech Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure to satisfy one or more of the conditions to closing in the Agreement and Plan of Merger. There can be no assurance that the conditions to closing of the Rotech Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Rotech Acquisition. The Agreement and Plan of Merger may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Rotech Acquisition has not been completed by July 22, 2025. Any delay in closing the Rotech Acquisition or a failure to close the Rotech Acquisition could have a negative impact on our business and the trading prices of our common stock and debt.

We may fail to realize the anticipated benefits of the Rotech Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Rotech business into our operations.

Our ability to realize the anticipated benefits of the Rotech Acquisition will depend, to a large extent, on our ability to integrate the Rotech business into ours. We may devote significant management attention and resources preparing for and integrating the business practices and operations of the Rotech business with ours. This integration process may be disruptive to our and the Rotech businesses, and, if implemented ineffectively or if it takes longer or is more costly than expected, could restrict realization of the expected benefits. Potential difficulties we may encounter in the integration process include:

●	Inability to successfully combine operations in a manner that would result in the anticipated benefits of the Rotech Acquisition in the timeframe currently anticipated or at all;
●	Complexities associated with managing the expanded operations;
●	Integrating personnel;
●	Creation of uniform standards, internal controls, procedures, policies and information systems;
●	Unforeseen increased expenses, delays or regulatory issues associated with integrating the operations; and
●	Performance shortfalls as a result of the diversion of management’s attention caused by the integration.

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

The announcement and pendency of the Rotech Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. In addition, we have diverted, and will continue to divert, significant management resources to complete the Rotech Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Investor perceptions about the terms or benefits of the Rotech Acquisition could have a negative impact on the trading prices of our common stock and debt.

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

Our goodwill may become further impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

U.S. Generally Accepted Accounting Principles (GAAP) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a further decrease in our market capitalization, an increase in the discount rate, a failure to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as the loss of a contract with a significant customer, changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, estimated demand and selling prices for personal protective equipment (PPE) or other products, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. As a result of an interim impairment test performed during the three months ended December 31, 2024, we recorded a goodwill impairment charge in our Apria reporting unit of $307 million. No impairment charges to goodwill were recorded in 2023 or 2022. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

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

The home healthcare industry in which our Patient Direct segment operates is also intensely competitive and highly fragmented. There are a large number of providers, including hospital systems, physician specialists and sleep labs, industrial gas manufacturers, home healthcare agencies, health maintenance organizations, and alternative treatment providers. There are also relatively few barriers to entry in local home healthcare markets. Hospitals, health systems, and Payors are routinely looking to provide coverage and better control of post-acute healthcare services, including home healthcare services of the types we provide. From time to time our contracts are amended (sometimes through unilateral action regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Payors may enlarge their provider networks, reducing the amount of referrals or revenue we may receive from them, reduce their provider networks in exchange for lower payment rates or change the order of preference among the providers to which they refer business. In addition, pharmacy benefit managers, such as CVS Health Corporation, are competing with us in the home healthcare market. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and, in the case of Amazon.com, Inc. and its emerging pharmacy offerings, entered the healthcare market. In the event such providers enter the home healthcare market, we may experience a loss of referrals or revenue.

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

We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including pandemics; severe weather, fires and natural disasters; terrorism or geopolitical events (such as the Russia-Ukraine conflict or a renewed conflict between Israel and Hamas or in the surrounding region); prolonged power or equipment failures; strikes or labor disputes; unsuccessful imports/exports of products as a result of shipping or trade restrictions or supply chain transportation disruptions, or other reasons, that could negatively impact our ability to manufacture or distribute our products and could lead to exposure to regulatory actions. Any material interruption in our supply chain could materially adversely affect our business operations, results of operations, financial condition and cash flows.

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

Poor or deteriorating economic and political conditions in the U.S. and the other countries in which we conduct business could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Such change in demand may result in further inventory valuation adjustments. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. Further, the potential decline in federal and state revenues that may result from a deterioration in economic and political conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. There can be no assurance that a company’s products or services will be considered cost-effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize profitability. Increases in job losses in the U.S. as a result of adverse economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that Payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. Furthermore, the collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that we will be able to improve upon or maintain current levels of collectability and DSO in future periods. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations, financial condition and cash flows. These and other possible consequences of financial and economic decline could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The U.S. and certain larger global economies experienced inflation rates above Central Bank targets during 2024. The Federal Reserve and other Central Banks raised interest rates during 2023 and 2024 and could do so again in the future. The present conditions and state of U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event, including inflationary pressures, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets.

Our Products & Healthcare Services segment is exposed to price fluctuations of key commodities, which may negatively impact our results of operations and cash flows.

Our Global Products division, which falls within our Products & Healthcare Services segment, relies on product inputs, such as polypropylene and nitrile, as well as other commodities, in the manufacture of its products. Prices of these commodities are volatile and have fluctuated significantly in recent years, which may contribute to fluctuations in our results of operations and cash flows. The ability to hedge commodity prices is limited. Furthermore, due to competitive dynamics, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations and cash flows.

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

The manufacturing, labeling, and marketing related to our products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad. The process for obtaining FDA and other required regulatory approvals is lengthy, costly, and uncertain. There can be no guarantee that, even after such time and expenditures we will be able to obtain the necessary regulatory approvals or that the approved labeling will be sufficient for favorable marketing and promotional activities. If we are unable to obtain these approvals in a timely fashion, or if after approval for marketing, a product is later shown to be ineffective or to have unacceptable side effects not discovered during testing, we may experience significant adverse effects, which in turn, could negatively affect our business.

Among the U.S. healthcare related laws that we are subject to include the federal Anti-kickback Statute, the federal Ethics in Patient Referrals Act, the Stark Law, the FCA the federal Civil Monetary Penalties Law, the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, federal laws and regulations that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documents, and billed using codes that accurately reflect the type and level of services rendered, and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations, financial condition and cash flows.

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

AI, particularly generative AI, is an emerging technology subject to a complex and evolving regulatory landscape at both the federal and state level. Regulatory considerations surrounding AI in healthcare are still developing and many regulatory agencies including the FDA are developing and implementing requirements related to the functionality, safety, efficacy, and privacy of AI and machine learning technologies. The increased cost and difficulty with complying with such legal requirements, or a failure to do so, may have an adverse effect our business.

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

Certain of our operations engage in Ethylene Oxide (EtO) sterilization of medical products either directly or indirectly through third-parties. In the U.S., several regulators, including the EPA, the FDA, and agencies at the state and local level, play a role in regulating the use of EtO sterilization. Recent announcements of the temporary or permanent closure of sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EtO emissions at those facilities. We have been named as a defendant in a lawsuit alleging personal injury as a result of EtO emissions. Additionally, we have incurred, and may incur additional costs associated with defending EtO emissions litigation. We have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we may become a party, will not significantly increase the costs of conducting sterilization operations or curtail or eliminate the use of EtO in our operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, which could have a material adverse effect on our financial condition, results of operations, cash flows, capital resources and liquidity. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules, and regulations, such a challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules, and regulations. If the government or third parties successfully challenge our interpretation, such a challenge may have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

We must obtain clearance or approval from appropriate regulatory authorities prior to consummating transactions of certain healthcare related businesses.

In the U.S., there has been a trend towards increasing government oversight of investments in the healthcare industry. This trend is occurring at both the federal and state levels, with at least 15 states adopting laws requiring state regulators to be notified of investments in various healthcare entities. Some of these laws increase the authority of the relevant governmental authority to review and approve, deny, or require modifications to such transactions. The governmental authorities can, in some cases, delay or stop the proposed transaction from proceeding. These laws may make certain jurisdictions less suitable for investments into healthcare businesses and may result in creased compliance costs, introduce delays to investment and divestment transactions, alter transaction terms and structures and ultimately impact the returns of such investments. Refer to the ‘We cannot assure you that the Rotech Acquisition will be completed’ risk factor within ‘Operational Risks’ above for additional detail specific to the Rotech Acquisition.

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

In addition to product liability claims and litigation, an unsafe condition or injury to, or death of, a patient associated with our products could lead to a recall of, or issuance of a safety alert relating to, our products, or suspension or delay of regulatory product approvals or clearances, product seizures or detentions, governmental investigations, civil or criminal sanctions or injunctions to halt manufacturing and distribution of our products. Any one of these could result in significant costs and negative publicity resulting in reduced market acceptance and demand for our products and harm our reputation. In addition, a recall or injunction affecting our products could temporarily shut down production lines or place products on a shipping hold. In April 2023 the FDA recommended that consumers, health care providers and facilities not use certain models of O&M Halyard surgical N95 respirators when fluid resistance is required. While there was no injury or damage to any individuals, as a result of the recommendation we voluntarily stopped the sale in the U.S. of the affected respirators for a temporary period, until the FDA concluded testing and updated its recommendations for use. While the FDA recommendation did not materially affect our results of operations for 2023, there is no guarantee that future recommendations or sanctions will be resolved on the same timeline or favorably, if at all.

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

Companies are facing increasing scrutiny from regulators, investors, consumers and other stakeholders related to ESG matters. We engage with key stakeholders to develop ESG focus areas and to set ESG-related goals, many of which are aspirational. We have set and disclosed these focus areas, goals and related objectives as part of our continued commitment to ESG matters, but our goals and objectives, including our climate commitments, reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, certain of which are outside of our control, and could have, under certain circumstances, a material adverse impact on us, including on our reputation and stock price.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. There is also increasing interest from regulators across jurisdictions with respect to ESG matters and any new and emerging ESG-related regulations, disclosure-related and otherwise, to which we are subject may lead to increased costs, compliance burdens and scrutiny of our ESG disclosures. If our ESG practices do not meet evolving and varied regulator, investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted.

Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG initiatives are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Our failure or perceived failure to adequately pursue or fulfill our goals and objectives, including our climate commitments, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to other risks, which under certain circumstances could be material. In addition, some stakeholders may disagree with our goals and initiatives. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment and voting decisions, and thus unfavorable ESG ratings may have a negative impact on our reputation, stock and debt prices and access to and costs of capital.

Our amended and restated bylaws designates the U.S. District Court for the Eastern District of Virginia as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Eastern District of Virginia, (or, if U.S. District Court for the Eastern District of Virginia lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed to the Company by any director or officer or other employee of the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Virginia Stock Corporation Act, our articles of incorporation or our amended and restated bylaws (as applicable) or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the U.S federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Debt

We may not be able to generate sufficient cash to service our debt and other obligations.

As of December 31, 2024, on a consolidated basis we had $1.9 billion of aggregate principal amount of indebtedness, excluding deferred financing costs and third party fees, $419 million of undrawn availability under our revolving credit facility, as well as other contractual obligations due beyond the next twelve months. Our ratio of total debt to total shareholders’ equity as of December 31, 2024 was 328%. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of this Annual Report on Form 10-K for additional details.

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

We may not be able to refinance, extend or repay our substantial indebtedness which would have a material adverse effect on our financial condition.

Our 2029 Notes and 2030 Notes become due and payable in March 2029 and April 2030. We may need to raise capital in order to repay the 2029 Notes and 2030 Notes. As of December 31, 2024, we owed $479 million and $552 million in principal under our 2029 Notes and 2030 Notes, respectively. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay this obligation or that we will be able to extend the maturity dates or otherwise refinance this obligation. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.

Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.

Our Credit Agreement and Revolver, as well as the indentures that govern our existing senior notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may not be in our long-term best interests. Our credit facilities and the indentures governing our existing notes include restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in acquisitions, mergers, consolidations and liquidations; use proceeds from asset dispositions for general corporate purposes, restricted payments, or investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. Under our credit facilities, we are subject to financial covenants that require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or disposition.

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

Certain borrowings under our Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease.

Despite current indebtedness levels, we will incur substantially more debt to complete the Rotech Acquisition.

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

One of the reasons customers choose to do business with us and teammates choose us as a place of employment is the reputation that we have built over many years. To be successful in the future, we must continue to preserve, grow and leverage the value of our brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to adverse effects on our business, results of operations, financial condition and cash flows.

We are subject to risks related to public health crises, future outbreaks of health crises or other adverse public health developments.

As a global healthcare solutions company, we could be impacted by public health crises, pandemic or contagious diseases. For example, the COVID-19 pandemic disrupted global capital markets and the global supply chain as well as demand for our products and services. While we experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, we may not experience the same result following any other public health crisis.

Further, actions by the U.S. government or other foreign governments in response to any such public health developments could adversely affect our business and operations, such as closure of one or more facilities for an unknown period of time.

We may incur additional costs to ensure we met the needs of our customers and protect our workforce or to implement operational changes in response to any future pandemics. We may experience additional impacts which are not currently known.

The market price for our common stock and debt have been, and may continue to be, highly volatile.

The market price for our common stock and debt have been, and may continue to be, highly volatile. A variety of factors may have a significant impact on the market price of our common stock and debt, including, but not limited to: the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in our financial projections or our failure to meet these projections; changes in our industry and competitors; changes in government or legislation; government debt and/or budget crises; changes in our Board or management; our financial condition, results of operations and cash flows and prospects; activism by any single large shareholder or combination of shareholders; lawsuits threatened or filed against us; any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time; the trading volume of our common stock and debt; general market and economic conditions; any future outbreaks or reemergence of the COVID-19 pandemic, and any future pandemics; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in the Ukraine and a wider European conflict, renewed conflict between Israel and Hamas and the surrounding region, or any other global conflict); and the other factors discussed in this Item 1A. “Risk Factors,” any of which could have a material effect on us.

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

The long-term effects of global climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, certain of our operations and facilities are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution centers), loss or spoilage of inventory, and business interruption. Insurance may not be available or cost effective for the coverage limits needed to address such losses.

In addition, federal, state, and local governments are increasingly focused on climate change and sustainability and new legal or regulatory requirements have and may in the future be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. For example, in 2024 the state of California enacted a series of laws that will require reporting of greenhouse gas emissions and climate risks. The European Parliament’s Corporate Sustainability Reporting Directive (“CSRD”) recently came into effect and requires impacted companies, including multi-national companies with an EU presence, to make extensive sustainability and climate-related disclosures. These and similar regulatory requirements, which may differ across jurisdictions, are likely to result in increased costs and complexities of compliance in order to collect, measure and report on the relevant climate-related information. Our supply chain will likely be subject to these same transitional risks and may pass along any related cost increases to us. These evolving regulatory requirements These events and impacts could materially adversely affect our business operations and our financial position, results of operations and cash flows.

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

Our CISO has over twenty-five years of experience in cybersecurity and holds active Certified Information Systems Security Professional and Certified Information Security Manager certifications. Our policies require teammates, contractors, service providers and suppliers who become aware of a cybersecurity incident or the individual’s supervisor to immediately report the cybersecurity incident to the appropriate reporting channels, which include the CISO. In the event of a cybersecurity incident, in addition to the standing members, teammates would be selected to serve on the Cybersecurity Incident Response Team (CIRT) based on the facts and circumstances of the particular cybersecurity incident. Additionally, our outside legal counsel is held on retainer to assist with our response to cybersecurity incidents.

We model our cybersecurity program to align with the practices and standards referenced within the National Institute of Standards and Technology cybersecurity framework. Our information security program is integrated within our larger enterprise risk management program and includes, but is not limited to:

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

Item 2. Properties

As of December 31, 2024, our Products & Healthcare Services segment operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution, packaging, and sales of our products, as well as office and warehouse space. We also leased customer service centers as well as small offices for sales personnel across the U.S. In addition, we lease space on a temporary basis from time to time to meet our inventory storage needs.

As of December 31, 2024, our Patient Direct segment had over 300 locations to serve patients that are capable of reaching over 90% of the U.S. population, centers of excellence aligned with specific mail order product categories, as well as regional distribution and repair centers, customer service and billing centers, a national pharmacy and a biomedical center for the repair, maintenance and distribution of patient service equipment.

We regularly assess our business needs and make changes to the capacity and the location of our facilities. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to expire within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business. For information on material lease commitments see Note 6, “Leases”, in the Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 15, “Commitments, Contingent Liabilities, and Legal Proceedings”, in Notes to Consolidated Financial Statements in this Annual Report.

We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, workers’ compensation, regulatory, cybersecurity, environmental tort, product liability, and other matters. We maintain insurance coverage for cybersecurity, employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. From time to time, we establish estimated liabilities based upon periodic assessment of the potential outcomes of pending matters. Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2024 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Edward A. Pesicka (57)

President, Chief Executive Officer & Director

President and Chief Executive Officer since joining Owens & Minor in March 2019. Mr. Pesicka was also appointed to the Board of Directors at the time he joined the Company. Previously Mr. Pesicka served as an independent consultant and advisor in the healthcare, life sciences and distribution industries since January 2016. From January 2000 through April 2015, Mr. Pesicka served in various roles of increasing responsibility at Thermo Fisher Scientific Inc., including Chief Commercial Officer and Senior Vice President from January 2014 to April 2015. Prior to that, he was President, Customer Channels at Thermo Fisher from July 2008 to January 2014 and President, Research Market from November 2006 to July 2008. Earlier in his career, Mr. Pesicka held various Vice President-level roles in Thermo Fischer Scientific’s finance department, serving as Chief Financial Officer of numerous divisions. Prior to Thermo Fisher Scientific, Mr. Pesicka spent eight years with TRW, Inc. in its finance department and three years with PricewaterhouseCoopers as an auditor.

Jonathan A. Leon (58)

Executive Vice President, Chief Financial Officer

Executive Vice President and Chief Financial Officer of Owens & Minor since September 2024 and served as interim Chief Financial Officer since June 2024. Previously Mr. Leon served as Senior Vice President, Corporate Treasurer of the Company since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for Universal Corporation and The Brinks Company for 18 years where he served as Vice President and Treasurer.

Andrew G. Long (59)

Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment

Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment since October 2022. Previously Mr. Long served as Chief Financial Officer of Owens & Minor since joining the Company in November 2019. Prior to that, Mr. Long served as the Chief Executive Officer and as a board member of Insys Therapeutics, Inc. (Insys), from April 2019 to November 8, 2019. Insys filed for Chapter 11 bankruptcy protection in June 2019. Prior to that, Mr. Long served as the Chief Financial Officer of Insys from August 2017. Prior to joining Insys, Mr. Long served as Senior Vice President of Global Finance at Patheon, a pharmaceutical company, from 2015 to 2017. Prior to working at Patheon, Mr. Long served as Vice President of Finance for multiple divisions at Thermo Fisher Scientific from 2006 until 2015.

Perry Bernocchi (66)

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

Heath Galloway (48)

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

Jennifer Stone (54)

Executive Vice President & Chief Human Resources Officer

Executive Vice President & Chief Human Resources Officer of Owens & Minor since June 2024. Prior to that, Ms. Stone served as Vice President, Human Resources, Medical Surgical Portfolio at Medtronic, a global medical device company. Prior to Medtronic, Ms. Stone also spent more than 20 years at Target Corporation, a retail company, in various roles of increasing responsibility, including most recently as Head of Talent Management.

Snehashiah Sarkar (50)

Executive Vice President & Chief Information Officer

Executive Vice President & Chief Information Officer of Owens & Minor since May 2024. Mr. Sarkar joined the Company in 2022 as Senior Vice President & Chief Information Officer. Before joining Owens & Minor, Mr. Sarkar worked for Varian, a Siemens Healthineers Company, as Senior Vice President, Head of Business Transformation Office, and Chief Information Officer. Before that, Mr. Sarkar spent 13 years with Varian Medical Systems in various leadership roles.

Michael W. Lowry (63)

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of January 31, 2025, there were 2,082 common shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the common shareholders of record do not reflect the total number of stockholders.

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the Standard & Poor’s Composite-500 Index (S&P 500 Index), the Russell 3000 Medical Equipment and Services Sector Index, an index that includes more than 100 companies in the medical equipment and services industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2019, and that all dividends were reinvested.

	Base Period	Years Ended
Company Name / Index	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
Owens & Minor, Inc.	$100.00	$523.82	$842.59	$378.29	$373.29	$253.16
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
Russell 3000 Medical Equipment and Services Sector	100.00	125.94	152.09	118.27	124.16	132.03

On February 26, 2025, the Owens & Minor Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, Owens & Minor may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

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

Overview

Owens & Minor, Inc., along with its subsidiaries, is a global healthcare solutions company. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our U.S. distribution division (Medical Distribution), including outsourced logistics and value-added services, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).

Net (loss) per share was $(4.73) for the year ended December 31, 2024 as compared to net (loss) per share of $(0.54) for the year ended December 31, 2023. Our financial results for the year ended December 31, 2024 as compared to the prior year were impacted by the following: (1) a goodwill impairment charge of $307 million related to our Apria reporting unit, or a $3.97 negative impact per share (see Notes 1 and 5 in the Notes to Consolidated Financial Statements); (2) the remeasurement of an uncertain tax position, including interest which resulted in a $19 million, or a $0.24 negative income tax charge per share (see Note 12 in the Notes to Consolidated Financial Statements); (3) legal settlements of $17 million related primarily to compensation and wage and hour disputes and (4) incremental exit and realignment charges of $11 million primarily related to our 2023-2024 Operating Model Realignment Program and information technology (IT) strategic initiatives and (5) the decline in Products & Healthcare Services segment operating income, as described below. These were partially offset by lower acquisition-related charges and intangible amortization of $14 million, lower interest expense of $14 million, and an increase in Patient Direct segment operating income as described below for the year ended December 31, 2024 as compared to the prior year.

Net (loss) per share was not impacted as compared to the prior year by foreign currency translation for the year ended December 31, 2024.

Products & Healthcare Services segment operating income was $53 million for the year ended December 31, 2024, compared to $58 million for the year ended December 31, 2023. The decline for the year ended December 31, 2024 as compared to the prior year was primarily due to (1) increased teammate benefit costs of $15 million and (2) competitive pricing pressures, including glove pricing, partially offset by revenue growth of 3.1% and savings derived by our sourcing initiatives of $15 million. Patient Direct segment operating income was $260 million for the year ended December 31, 2024, compared to $247 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024 as compared to the prior year was primarily due to (1) 5.0% net revenue growth, (2) cost savings from IT strategic initiatives of $16 million, and (3) a benefit of $5.4 million from an agreement with Philips Respironics (Philips) for previously recalled equipment, partially offset by increased teammate benefit costs of $26 million and unfavorable changes in revenue mix. Segment operating incomes exclude adjustments noted in Note 16, “Segments”, in the Notes to Consolidated Financial Statements.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Potential Sale of Products & Healthcare Services Segment

On February 28, 2025, we announced that we are actively engaged in discussions regarding the potential sale of our Products & Healthcare Services segment. There is no set timetable for the potential sale and there can be no assurance that we will complete a transaction.

Expected Acquisition of Rotech

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the US. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

Philips Respironics Recall

In June 2021, one of Apria’s suppliers, Philips, announced a voluntary recall of its continuous and non-continuous ventilators (certain continuous positive airway pressure (CPAP), bilevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices, which the U.S. Food and Drug Administration (FDA) identified as a Class I recall, the most serious category of recall (the June 2021 Recall). In December 2022, Philips issued a subsequent voluntary recall related to deficiencies in repairs made to certain of the ventilators that had originally been recalled in June 2021 (together with the June 2021 recall, the Recall). In April 2024, Philips entered into a consent decree enjoining Philips from making and distributing non-medically necessary CPAP, bilevel positive airway pressure and ventilator devices at any of its Sleep and Respiratory Care Business facilities until the FDA determines that Philips has complied with the remediation and compliance activities set forth in the consent decree.

We have incurred significant costs coordinating the Recall. During the second quarter of 2024, we reached an agreement with Philips requiring Philips to pay us for recalled equipment returned to Philips. During the year ended December 31, 2024, we received $18 million from Philips which was recorded in the ‘Other, net’ line item within investing activities of the consolidated statements of cash flows. The corresponding benefit of $5.4 million on the returned equipment for the year ended December 31, 2024 is reflected in the ‘gain on sales and dispositions of property and equipment’ line item within operating activities of the consolidated statements of cash flows. While we believe the Recall matter with Philips has now been materially resolved and that we have access to a sufficient supply of CPAP, bilevel positive airway pressure and ventilator devices from other suppliers to service our home healthcare patients’ needs, other supply chain disruptions (including any future impact of the Recall and subsequent consent decree on our business) may have a material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Supplemental Financial Information

(in thousands, except ratios and per share data)

	At or for the Years Ended December 31,
	2024	2023	2022
Summary of Operations:
Net revenue	$10,700,883	$10,333,967	$9,955,475
Net (loss) income	$(362,686)	$(41,301)	$22,389

Per Common Share:
Net (loss) income per share—basic	$(4.73)	$(0.54)	$0.30
Net (loss) income per share—diluted	$(4.73)	$(0.54)	$0.29
Stock price at year end	$13.07	$19.27	$19.53

Summary of Financial Position:
Total assets	$4,656,156	$5,093,322	$5,386,283
Cash and cash equivalents	$49,382	$243,037	$69,467
Total debt	$1,853,596	$2,097,502	$2,500,874
Total equity	$565,226	$924,166	$945,604

Selected Ratios:
Gross profit as a percent of revenue	20.74%	20.56%	18.35%
Distribution, selling and administrative expenses as a percent of revenue	17.85%	17.55%	15.62%
Operating (loss) income as a percent of revenue	(1.94)%	1.01%	1.44%
DSO (1)	23.3	20.5	27.0
Inventory days (2)	49.2	49.0	57.2
(1)Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2024, 2023 and 2022. DSO in 2024 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the Receivables Sale Program. Excluding the impact of the Receivables Sale Program, DSO would have been 25.7 as of December 31, 2024. DSO in 2023 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, DSO would have been 24.8 as of December 31, 2023.
(2)Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2024, 2023 and 2022. The 2022 figure reflects a $92 million inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.

Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of year-to-year comparisons between 2023 and 2022 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein.

2024 compared to 2023

Net revenue.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Products & Healthcare Services	$8,020,771	$7,781,395	$239,376	3.1%
Patient Direct	2,680,112	2,552,572	127,540	5.0%
Net revenue	$10,700,883	$10,333,967	$366,916	3.6%

The increase in our Products & Healthcare Services segment net revenue for the year ended December 31, 2024 was driven by net revenue growth in the Medical Distribution division of 4.0%, driven by growth with existing customers, which was partially offset by a slight decline in our Global Products division, primarily driven by competitive pricing pressures, including glove pricing. The increase in our Patient Direct segment net revenue for the year ended December 31, 2024 was driven primarily by growth across a number of product categories, including diabetes and sleep supplies.

Foreign currency translation had an unfavorable impact on net revenue of $3.5 million for the year ended December 31, 2024 as compared to the prior year.

Cost of goods sold.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of goods sold	$8,481,728	$8,208,806	$272,922	3.3%

The increase in cost of goods sold reflects the increased cost associated with net revenue growth of 3.6%, as compared to prior year, partially offset by cost reductions in our Global Products division, including $15 million of savings associated with sourcing initiatives.

We value a portion of Products & Healthcare Services inventory held in the U.S. under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, cost of goods sold as a percentage of net revenue would have been 1 basis point higher in 2024 and 2 basis points lower in 2023.

Foreign currency translation had a favorable impact on cost of goods sold of $2.5 million for the year ended December 31, 2024 as compared to the prior year.

Gross profit.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Gross profit	$2,219,155	$2,125,161	$93,994	4.4%
As a % of net revenue	20.74%	20.56%

The increase in gross profit for the year ended December 31, 2024 was driven by the same factors impacting net revenue and cost of goods sold as compared to the prior year.

Foreign currency translation had an unfavorable impact on gross profit of $1.0 million for the year ended December 31, 2024 as compared to the prior year.

Operating expenses.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Distribution, selling and administrative expenses	$1,909,791	$1,813,559	$96,232	5.3%
As a % of net revenue	17.85%	17.55%
Goodwill impairment charges	$307,112	$—	$307,112	NM
Acquisition-related charges and intangible amortization	$86,543	$101,037	$(14,494)	(14.3)%
Exit and realignment charges, net	$110,162	$99,127	$11,035	11.1%
Other operating expense (income), net	$13,316	$6,930	$6,386	92.2%

NM – Not meaningful

The increase in DS&A expenses was driven primarily by incremental costs to support the $367 million, or 3.6% net revenue growth, along with future revenue growth and an increase of $41 million in teammate benefit costs, partially offset by $18 million in expense savings from our IT strategic initiatives, $7.4 million of personnel cost savings related to 2023 organizational changes, and other productivity gains derived from operating efficiencies.

DS&A expenses also included a favorable impact from foreign currency translation of $0.9 million for the year ended December 31, 2024 as compared to the prior year.

Goodwill impairment charges relates to impairment recognized in the Apria reporting unit during the quarter ended December 31, 2024 relating to a combination of factors occurring in the fourth quarter of 2024. The majority of these factors are related to financial market changes inclusive of a decline in Owens & Minor’s stock price and rising interest rates. Additionally, anticipated changes in pricing of a capitated contract also contributed to this charge.

Acquisition-related charges were $22 million for the year ended December 31, 2024 as compared to $18 million for the year ended December, 31, 2023. Acquisition-related charges in 2024 consisted of costs related to the expected acquisition of Rotech, which related primarily to legal and professional fees. Acquisition charges in 2023 consisted primarily of costs related to the Apria Acquisition. Intangible amortization was $65 million and $84 million for the years ended December 31, 2024 and 2023 and related primarily to intangible assets acquired in the Apria, Halyard, and Byram acquisitions. The decline is related to certain intangible assets being fully amortized. See Note 5 in the Notes to Consolidated Financial Statements.

Exit and realignment charges, net were $110 million and $99 million for the years ended December 31, 2024 and 2023. Amounts in 2024 were primarily related to our (1) 2023-2024 Operating Model Realignment Program of $95 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT strategic initiatives such as converting certain divisions to a common IT system of $15 million, (3) other costs associated with strategic initiatives of $7.5 million, including lease exit costs and (4) $7.4 million gain on the sale of our corporate headquarters for the year ended December 31, 2024. Amounts in 2023 were primarily related to our (1) 2023-2024 Operating Model Realignment Program of $82.9 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT strategic initiatives such as converting certain divisions to a common IT system of $9.2 million and, (3) other costs associated with strategic initiatives of $7.0 million, including lease exit costs.

The change in other operating expense (income), net for the year ended December 31, 2024 as compared to the prior year reflects $2.8 million higher losses on sales of accounts receivable under the RPA and Receivables Sale Program. Other operating expense (income), net for the year ended December 31, 2024 reflected legal settlements of $17 million related primarily to compensation and hour wage disputes and a $5.4 million benefit for equipment returned to Philips, as described in the ‘Philips Respironics Recall’ section above.

During the year ended December 31, 2024, we incurred a favorable change of $6.0 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$143,804	$157,915	$(14,111)	(8.9)%
Effective interest rate	7.09%	6.96%

The decrease in interest expense was primarily due to lower average outstanding borrowings of $227 million, partially offset by an increase in the effective interest rate of 13 basis points.

Loss (gain) on extinguishment of debt.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Loss (gain) on extinguishment of debt	$1,101	$(3,518)	$4,619	131.3%

Loss on extinguishment of debt for the year ended December 31, 2024 represents the loss associated with early retirement of indebtedness of $45 million for our Term Loan A. Gain on extinguishment of debt for the year ended December 31, 2023 represented the gain associated with early retirement of indebtedness of $314 million. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional content related to the early retirement of indebtedness.

Other expense, net.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Other expense, net	$4,683	$4,837	$(154)	(3.2)%

Other expense, net in 2024 and 2023 primarily represented interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax provision (benefit)	$5,329	$(13,425)	$18,754	139.7%
Effective tax rate	(1.5)%	24.5%

The change in the effective tax rate for the year ended December 31, 2024 compared to 2023 resulted primarily from the pre-tax goodwill impairment charge of $307 million ($305 million net of tax), related to the Apria reporting unit and a one-time income tax charge of $19 million, or a $0.24 negative impact per share, related to a recent decision associated with Notices of Proposed Adjustments (NOPA) that we received in 2020 and 2021. The decision was communicated to us in late June 2024 and is related to past transfer pricing methodology, which is no longer employed. See Notes 5 and 12 in the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through DSO and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $29 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cash and cash equivalents	$49,382	$243,037	$(193,655)	(79.7)%
Accounts receivable, net	$690,241	$598,257	$91,984	15.4%
DSO (1)	23.3	20.5
Merchandise inventories	$1,131,879	$1,110,606	$21,273	1.9%
Inventory days (2)	49.2	49.0
Accounts payable	$1,251,964	$1,171,882	$80,082	6.8%

(1)Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2024 and 2023. DSO in 2024 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the Receivables Sale Program. Excluding the impact of the Receivables Sale Program, DSO would have been 25.7 as of December 31, 2024. DSO in 2023 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, DSO would have been 24.8 as of December 31, 2023.

(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2024 and 2023.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the year ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
(Dollars in thousands)	2024	2023
Net cash provided by (used for):
Operating activities	$161,495	$740,710
Investing activities	(116,533)	(137,254)
Financing activities	(267,603)	(417,330)
Effect of exchange rate changes	(901)	613
Net (decrease) increase in cash, cash equivalents and restricted cash	$(223,542)	$186,739

Cash provided by operating activities for the year ended December 31, 2024 reflected positive cash generated by a net loss after the effects of reconciling non-cash adjustments. Cash provided by operating activities was negatively impacted by unfavorable changes in working capital for the year ended December 31, 2024 and was positively impacted by changes in working capital for the year ended December 31, 2023. For the year ended December 31, 2024, unfavorable changes in working capital were driven by an increase in accounts receivable, including a $54 million reduction in accounts receivable that had been sold and removed from our consolidated balance sheets under the Receivables Sale Program and the RPA, partially offset by an increase in accounts payable. For the year ended December 31, 2023, favorable changes in working capital were driven by the reduction in accounts receivable, net from the initial accounts receivable sold through the RPA and the significant reduction in inventory levels during the year ended December 31, 2023.

Cash used for investing activities in 2024 included capital expenditures of $228 million for patient service equipment and our strategic and operational efficiency initiatives, partially offset by $103 million in proceeds related to the sale and disposal of property and equipment, which included sales of patient service equipment and $34 million in gross proceeds related to the sale of our corporate headquarters, and $18 million included in the ‘Other, net’ line item for a settlement with Philips for returned equipment as described in the ‘Philips Respironics Recall’ section above. Cash used for investing activities in 2023 included capital expenditures of $208 million for patient service equipment and our strategic and operational efficiency initiatives, partially offset by $72 million in proceeds primarily related to the sale of patient service equipment.

Cash used for financing activities in 2024 included repayments of debt of $244 million, including the $171 million paid to redeem the outstanding principal of the 4.375% senior notes due in 2024 (the 2024 Notes), unscheduled principal payments of $45 million on the Term Loan A facility (Term Loan A) and scheduled principal payments of $28 million on our Term Loan A and Term Loan B facility (Term Loan B). We had no borrowings under our revolving credit facility on a net basis for 2024 and the activity under our amended Receivables Financing Agreement netted to no impact to our outstanding borrowings. Cash used for financing activities in 2023 included repayments of debt of $321 million including $170 million of unscheduled and $15 million of scheduled principal payments on our Term Loan A and Term Loan B, $135 million of cash to repurchase $144 million aggregate principal of the 2024 Notes, the 4.500% senior unsecured notes due in 2029 (2029 Unsecured Notes) and the 6.625% senior notes due in 2030 (the 2030 Unsecured Notes). We had no borrowings under our revolving credit facility on a net basis for 2023 and made net repayments of $96 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards were $8.1 million and $10 million during 2024 and 2023, which are included in Other, net.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Sale Program, our Revolving Credit Agreement and our Receivables Purchase Agreement (RPA).

On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Total accounts receivable sold under the Receivables Sale Program and net cash proceeds were $168 million during the year ended December 31, 2024. We collected $98 million of the sold accounts receivable for the year ended December 31, 2024. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $1.9 million for the year ended December 31, 2024.

On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA and net cash proceeds were $1.7 billion during the year ended December 31, 2024. We collected $1.9 billion of the sold accounts receivable for the year ended December 31, 2024. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $11 million for the year ended December 31, 2024. As a result of an amendment to the Receivables Financing Agreement during the fourth quarter of 2024, we do not expect to utilize the RPA in the future.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $837 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.

At December 31, 2024, and December 31, 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, of $31 million and $27 million, leaving $419 million and $423 million available for borrowing. We also had letters of credit and bank guarantees, which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $3.0 million as of December 31, 2024 and 2023.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Sale Program, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2024.

We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. We have from time to time, entered into, and in the future, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.

On February 26, 2025, the Owens & Minor Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, Owens & Minor may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

We believe cash generated by operating activities, including available cash proceeds from the Receivables Sale Program, available financing sources, and borrowings under the Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $22 million at December 31, 2024 and 2023. As of December 31, 2024, we are permanently reinvested in our foreign subsidiaries.

Pillar 2 Global Minimum Tax

In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on how the Pillar Two rules should be interpreted and applied. Law enactment by the OECD and various countries is currently being implemented and is expected to continue to take effect during 2025. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available and do not expect Pillar Two to have a material impact on our financial position, results of operations and cash flows.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our third and fourth quarters, ending September 30 and December 31.

Contractual Obligations

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the U.S. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

As of December 31, 2024, other material cash requirements, including known contractual and other obligations, in the next twelve months were primarily comprised of $40 million in principal debt payments, $123 million in operating leases, $58 million in fixed interest payments on our outstanding senior notes, and $43 million associated with the NOPA matter, which includes $12 million of interest accrued on the matter through December 31, 2024. Additionally, as of December 31, 2024, material cash requirements, including known contractual and other obligations, due beyond the next twelve months were primarily comprised of $1.8 billion in principal debt payments excluding finance leases, $225 million in fixed interest payments on our outstanding senior notes, $347 million in operating leases and $28 million in U.S. retirement plan benefits, based on the same assumptions used to measure our year-end benefit obligation. Due to the uncertainty of forecasting variable interest rate payments, interest payment amounts on our variable rate debt are excluded from the contractual obligations disclosed in this section. See Note 6, “Leases”, Note 8, “Debt”, Note 10, “Retirement Plans”, Note 12, “Income Taxes”, and Note 15, “Commitments, Contingent Liabilities, and Legal Proceedings” in the Notes to Consolidated Financial Statements.

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

Goodwill. Goodwill is evaluated for impairment annually, as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, or if elected to bypass the qualitative test, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount.

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and where segment management regularly reviews the operating results of that reporting unit. Our reporting units are: Global Products, Medical Distribution (including Services and Outsourced Logistics), Apria, and Byram. The Medical Distribution reporting unit does not have any goodwill as of December 31, 2024.

As of October 1, 2024, we performed our annual impairment test and there were no impairments of goodwill. During the three months ended December 31, 2024, we experienced financial market changes inclusive of a decline in Owens & Minor’s stock price and an increase in the risk free interest rate resulting in an increase in the discount rate used for impairment analysis. Additionally, anticipated changes in pricing of a capitated contract contributed to a reduction in projected future cash flows within our Apria reporting unit. As a result of these factors during the three months ended December 31, 2024, we performed an interim quantitative goodwill impairment test.

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

Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a further decrease in our market capitalization, an increase in the discount rate, inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform), a significant change in industry or economic trends, or the reporting unit specific factors described in the paragraphs below may materially affect the estimated fair-value of each reporting unit and potentially result in goodwill impairment. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which could adversely affect our results of operations.

Our 2024 interim quantitative goodwill impairment test concluded that the fair value for our Apria reporting unit within our Patient Direct segment was below its carrying amount. The amount by which the carrying value of the impaired reporting unit’s goodwill exceeded its fair value was $305 million ($307 million pre-tax), which was recognized as an impairment loss during the three months ended December 31, 2024. Inclusive of the impairment recorded, the goodwill balance of this reporting unit was $944 million at December 31, 2024, or approximately 71% of the consolidated goodwill balance. Adverse changes in one or a combination of significant assumptions, such as the factors described above, as well as, failure of the Apria reporting unit to meet expected earnings and cash flows, or unanticipated events and circumstances such as a loss of a contract with a large payor may materially affect the estimated fair value of the Apria reporting unit and potentially result in further goodwill impairment. A decline in the terminal growth rate or an increase in the discount rate of approximately 100 basis points would have increased the impairment charge by approximately $25 million and approximately $45 million.

The estimated fair value of our Global Products reporting unit was substantially in excess of the carrying value. For Global Products, adverse changes in one or a combination of significant assumptions, such as the factors described above, as well as, failure of the Global Products reporting unit to meet expected earnings and cash flows, changes in assumptions about the duration and magnitude of increased supply chain expense, increases in commodities costs, or unanticipated events and circumstances such as pricing pressures and lower demand for certain product categories, including PPE, may materially affect the estimated fair value of the Global Products reporting unit and potentially result in goodwill impairment.

The estimated fair value of our Byram reporting unit was substantially in excess of the carrying value. The impairment testing performed for 2023 and 2022 did not indicate any impairment of goodwill.

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

We periodically evaluate whether inventory valuation allowance adjustments are required, which includes consideration of recent sales trends. In our evaluation, we review for expired or obsolete inventory and slow-moving inventory. We write down inventories which are considered excess and obsolete as a result of these assessments. Shifts in market trends and conditions, as well as changes in customer preferences and behavior could affect the value of our inventories. Non-cash LIFO charges to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the LIFO method for distribution inventories in the U.S. within our Products & Healthcare Services segment, were $0.9 million, $2.4 million, and $5.4 million for the years ended December 31, 2024, 2023 and 2022. Excess and obsolete inventory adjustments included in our Products & Healthcare Services segment were $12 million, $7.3 million and $17 million for the years ended December 31 2024, 2023, and 2022. For the year ended December 31, 2022, we recorded a $92 million inventory valuation adjustment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic that was not allocated to the Products & Healthcare Services segment due to its one time nature and size.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements.

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

In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the U.S. are denominated in the euro, Malaysian ringgit, Mexican peso, thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of December 31, 2024 and 2023, we held contracts with notional amounts of $43 million and $78 million to exchange the U.S. dollar, euro, thai baht and other currencies. See Note 11 in the Notes to Consolidated Financial Statements.

We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement, and related to our participation in the Receivables Sale Program, and RPA. Excluding deferred financing costs and third party fees, we had $326 million in borrowings under our Term Loan A, $511 million in borrowings under our Term Loan B, no outstanding borrowings under our Revolving Credit Agreement, $70 million of uncollected accounts receivable under our Receivables Sale Program, and no uncollected accounts receivable under our RPA at December 31, 2024. After considering the effects of our interest rate swap agreement (See Note 11 in the Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $6.1 million per year based on our borrowings and uncollected accounts receivable sold under our Receivables Sale Program at December 31, 2024.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with policies or procedures has deteriorated or been circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their unqualified report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Jonathan A. Leon
Jonathan A. Leon, Executive Vice President & Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Amended and Restated Severance Arrangements

On February 27, 2025, our Board approved the amendment and restatement of the Owens & Minor, Inc. Officer Severance Policy (the “Officer Severance Policy”), in which each of our named executive officers participates, and the Company’s existing Executive Change of Control Severance Agreements with each of our named executive officers (the “CIC Agreements”). Among other things, (i) the Officer Severance Policy was updated to increase the applicable severance multiplier and severance period from 1.50x and 18 months, respectively, to 2.0x and 24 months, and (ii) the Board approved the amendment of the CIC Agreements to increase (a) the applicable severance multiplier from 2.0x to 3.0x, and (b) the applicable period for the employer portion of COBRA premiums from two years to three years.

The material terms of the Officer Severance Policy and CIC Agreements, as previously described in the Company’s 2024 Proxy Statement filed with the Securities and Exchange Commission on March 27, 2024, otherwise remain unchanged. The foregoing descriptions are qualified in their entirety by reference to the amended Officer Severance Policy, a copy of which is filed herewith as Exhibit 10.13, and the Form of Amended and Restated Executive Change of Control Severance Agreement, a copy of which is filed herewith as Exhibit 10.61, each of which are incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Owens & Minor, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 28, 2025

Part III

Items 10-14.

Information required by Items 10-14 can be found under Information about our Executive Officers under Part I of this Form 10-K and the registrant’s 2025 Proxy Statement pursuant to instructions G(3) of the General Instructions to Form 10-K.

We have adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 28, 2024. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Exhibits:

See Index to Exhibits on page 99.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Years Ended December 31,	2024	2023	2022
Net revenue	$10,700,883	$10,333,967	$9,955,475
Cost of goods sold	8,481,728	8,208,806	8,129,124
Gross profit	2,219,155	2,125,161	1,826,351
Distribution, selling and administrative expenses	1,909,791	1,813,559	1,554,821
Goodwill impairment charge	307,112	—	—
Acquisition-related charges and intangible amortization	86,543	101,037	126,972
Exit and realignment charges, net	110,162	99,127	6,897
Other operating expense (income), net	13,316	6,930	(5,252)
Operating (loss) income	(207,769)	104,508	142,913
Interest expense, net	143,804	157,915	128,891
Loss (gain) on extinguishment of debt	1,101	(3,518)	—
Other expense, net	4,683	4,837	3,131
(Loss) income before income taxes	(357,357)	(54,726)	10,891
Income tax provision (benefit)	5,329	(13,425)	(11,498)
Net (loss) income	$(362,686)	$(41,301)	$22,389

Net (loss) income per common share
Basic	$(4.73)	$(0.54)	$0.30
Diluted	$(4.73)	$(0.54)	$0.29

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

Years Ended December 31,	2024	2023	2022
Net (loss) income	$(362,686)	$(41,301)	$22,389
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(15,145)	7,141	(14,101)
Change in unrecognized net periodic pension costs	(655)	2,086	7,396
Change in gains and losses on derivative instruments	(1,726)	(5,190)	11,441
Total other comprehensive (loss) income, net of tax	(17,526)	4,037	4,736
Comprehensive (loss) income	$(380,212)	$(37,264)	$27,125

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2024	2023
Assets
Current assets
Cash and cash equivalents	$49,382	$243,037
Accounts receivable, net	690,241	598,257
Merchandise inventories	1,131,879	1,110,606
Other current assets	149,515	150,890
Total current assets	2,021,017	2,102,790
Property and equipment, net	509,347	543,972
Operating lease assets	355,627	296,533
Goodwill	1,331,281	1,638,846
Intangible assets, net	298,726	361,835
Other assets, net	140,158	149,346
Total assets	$4,656,156	$5,093,322
Liabilities and equity
Current liabilities
Accounts payable	$1,251,964	$1,171,882
Accrued payroll and related liabilities	151,039	116,398
Current portion of long-term debt	45,549	206,904
Other current liabilities	425,187	396,701
Total current liabilities	1,873,739	1,891,885
Long-term debt, excluding current portion	1,808,047	1,890,598
Operating lease liabilities, excluding current portion	286,212	222,429
Deferred income taxes, net	22,456	41,652
Other liabilities	100,476	122,592
Total liabilities	4,090,930	4,169,156
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,199 shares and 76,546 shares as of December 31, 2024 and December 31, 2023	154,398	153,092
Paid-in capital	454,151	434,185
Retained earnings	6,021	368,707
Accumulated other comprehensive loss	(49,344)	(31,818)
Total equity	565,226	924,166
Total liabilities and equity	$4,656,156	$5,093,322

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Years Ended December 31,	2024	2023	2022
Operating activities:
Net (loss) income	$(362,686)	$(41,301)	$22,389
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	264,775	287,377	228,667
Goodwill impairment charge	307,112	—	—
Share-based compensation expense	26,836	23,218	20,993
Loss (gain) on extinguishment of debt	1,101	(3,518)	—
Deferred income tax benefit	(26,115)	(23,648)	(26,361)
Changes in operating lease right-of-use assets and lease liabilities	10,244	(47)	353
Gain from sales and dispositions of property and equipment	(44,705)	(34,882)	(26,260)
Changes in operating assets and liabilities:
Accounts receivable	(94,550)	165,167	4,416
Merchandise inventories	(26,228)	224,338	166,559
Accounts payable	65,187	30,997	13,652
Net change in other assets and liabilities	30,153	100,370	(91,544)
Other, net	10,371	12,639	12,142
Cash provided by operating activities	161,495	740,710	325,006
Investing activities:
Acquisition, net of cash acquired	—	—	(1,684,607)
Additions to property and equipment	(210,865)	(190,870)	(158,090)
Additions to computer software	(17,297)	(17,022)	(8,492)
Proceeds from sales of property and equipment	103,426	71,574	48,383
Other, net	8,203	(936)	(1,670)
Cash used for investing activities	(116,533)	(137,254)	(1,804,476)
Financing activities:
Borrowings under amended Receivables Financing Agreement	1,465,800	476,000	1,022,300
Repayments under amended Receivables Financing Agreement	(1,465,800)	(572,000)	(1,156,300)
Borrowings under Revolving Credit Facility	635,800	—	—
Repayments under Revolving Credit Facility	(635,800)	—	—
Repayments of debt	(244,197)	(320,693)	(4,500)
Proceeds from issuance of debt	—	—	1,691,000
Borrowings under Receivables Financing Agreement	—	—	30,000
Financing costs paid	—	—	(42,602)
Other, net	(23,406)	(637)	(42,793)
Cash (used for) provided by financing activities	(267,603)	(417,330)	1,497,105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(901)	613	(3,485)
Net (decrease) increase in cash, cash equivalents and restricted cash	(223,542)	186,739	14,150
Cash, cash equivalents and restricted cash at beginning of period	272,924	86,185	72,035
Cash, cash equivalents and restricted cash at end of period	$49,382	$272,924	$86,185
Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$5,553	$(6,283)	$33,973
Interest paid	$141,547	$153,247	$107,022
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$84,562	$77,279	$67,852

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
					Other
	Common Shares	Common Stock	Paid-In	Retained	Comprehensive
	Outstanding	($2 par value)	Capital	Earnings	Loss	Total Equity
Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income	—	—	—	22,389	—	22,389
Other comprehensive income	—	—	—	—	4,736	4,736
Share-based compensation expense, exercises and other	846	1,692	(21,714)	—	—	(20,022)
Balance, December 31, 2022	76,279	152,557	418,894	410,008	(35,855)	945,604
Net loss	—	—	—	(41,301)	—	(41,301)
Other comprehensive income	—	—	—	—	4,037	4,037
Share-based compensation expense, exercises and other	267	535	15,291	—	—	15,826
Balance, December 31, 2023	76,546	153,092	434,185	368,707	(31,818)	924,166
Net loss	—	—	—	(362,686)	—	(362,686)
Other comprehensive loss	—	—	—	—	(17,526)	(17,526)
Share-based compensation expense, exercises and other	653	1,306	19,966	—	—	21,272
Balance, December 31, 2024	77,199	$154,398	$454,151	$6,021	$(49,344)	$565,226

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

Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of December 31, 2023 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5 and $14 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$49,382	$243,037
Restricted cash included in Other current assets	—	29,887
Total cash, cash equivalents, and restricted cash	$49,382	$272,924

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

We maintain valuation allowances based upon the expected collectability of accounts receivable. Our allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts and general allowances for accounts that may become uncollectible. Allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts receivable of $6.2 million and $7.9 million have been applied as reductions of accounts receivable at December 31, 2024 and 2023.

Receivables Financing Agreement. On March 29, 2022, we entered into an amendment to our accounts receivable securitization program (Receivables Financing Agreement) which has a maximum borrowing capacity of $450 million. Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The sold accounts receivable balances are collateral and outstandings are recorded as debt. This agreement was not in effect as of December 31, 2024, as it was amended and restated in its entirety on October 18, 2024, as described below.

Receivables Purchase Agreement. On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser (as defined therein) in exchange for cash. We account for these transactions as sales with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the Receivables Financing Agreement and the amendment as described below. As a result of the amendment described below, we do not expect to utilize the RPA in the future.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA and net cash proceeds were $1.7 billion and $1.4 billion during the years ended December 31, 2024 and 2023. We collected $1.9 billion and $1.3 billion of the sold accounts receivable for the years ended December 31, 2024 and 2023. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $11 million for the years ended December 31, 2024 and 2023.

Receivables Sale Program. On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $168 million during the year ended December 31, 2024. We collected $98 million of the sold accounts receivable for the year ended December 31, 2024. The losses on sales of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense (income), net in the consolidated statements of operations were $1.9 million for the year ended December 31, 2024.

As of December 31, 2024, there was a total of $70 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Receivables Sale Program. As of December 31, 2023 there was a total of $124 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the RPA. As of December 31, 2024 the Receivables Sale Program was utilized and we do not anticipate utilizing the RPA in the future.

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

At December 31, 2024 and 2023 we had net inventory of $1.1 billion and $1.1 billion, of which $658 million and $718 million were valued under LIFO, all of which relates to inventory in our Products & Healthcare Services segment. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been $234 million and $233 million greater as of December 31, 2024 and 2023. Inventory, net, consists of the following:

	December 31, 2024	December 31, 2023
Finished goods	$1,059,798	$1,051,553
Raw materials	77,922	75,711
Work in process	59,115	61,527
Inventory, gross	1,196,835	1,188,791
Inventory valuation allowances	(64,956)	(78,185)
Inventory, net	$1,131,879	$1,110,606

For the year ended December 31, 2022, primarily due to demand declines and builds in excess personal protective equipment (PPE), we increased our estimate of inventory valuation allowances. This change in estimate contributed to a $92 million (approximately $70 million, net of tax) valuation adjustment, or an approximate $0.93 and $0.91 impact per basic and diluted common share.

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

Leases. We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 11 years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. We include options to renew (or terminate) in our lease term, and as part of our right-of-use assets and lease liabilities, when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

We determine the estimated fair value of our reporting units by using an equally weighted combination of the income-based approach and the market-based approach. The income-based approach is dependent upon several significant assumptions and estimates regarding future period cash flows, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (WACC) is used to discount future estimated cash flows to their present values. The WACC is based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and interest rates, as well as the risk and uncertainty with respect to the reporting unit and internally developed financial projections. Under the market-based approach, significant estimates and assumptions also include the selection of appropriate guideline public companies whose stock is actively traded in public markets and the determination of appropriate valuation multiples to apply to the reporting unit. Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a failure to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as the loss of a contract with a large payor, changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, estimated demand and selling prices for PPE or other products, a decline in our market capitalization, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which could adversely affect our results of operations. During the year ended December 31, 2024 we recognized a pre-tax impairment charge of $307 million ($305 million net of tax), or a $3.97 negative impact per share, related to the Apria reporting unit. See Note 5. No impairment of goodwill was recorded for the years ended December 31, 2023 and 2022.

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

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. We also develop software for external use. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2024 and 2023 was $41 million and $47 million. Depreciation and amortization expense includes $17 million, $16 million and $14 million of software amortization for the years ended December 31, 2024, 2023, and 2022.

Long-Lived Assets. Long-lived assets, which include property and equipment, finite-lived intangible assets, right-of-use assets, and unamortized software costs, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows. No material impairments of long-lived assets were recorded for the years ended December 31, 2024, 2023, and 2022. We suspend depreciation and amortization on assets that are held for sale.

Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets and were $27 million and $26 million in total at December 31, 2024 and 2023.

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

Our contracts sometime allow for forms of variable consideration including rebates, discounts, performance guarantees, and implicit price concessions. We estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer under the expected value method as part of determining the sales transaction price using contractual terms, historical experience, and other operating trends. The amounts accrued for rebates due to customers, which are recorded in accounts receivable, net, were $80 million and $81 million at December 31, 2024 and 2023.

In most cases, we record revenue gross, as we are the primary obligor. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our outsourced logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $591 million, $617 million and $447 million in revenue related to equipment we rent to patients for the years ended December 31, 2024, 2023, and 2022.

See Note 16 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Within our Patient Direct segment, patient service equipment depreciation and the net book value of dispositions are classified in the Company’s consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient service equipment was $127 million, $138 million and $89 million for the years ended December 31, 2024, 2023 and 2022. The net book value of patient service equipment sales and dispositions within the Patient Direct segment, net of the gain for returned equipment to Philips Respironics for previously recalled equipment, were $34 million, $36 million and $22 million for the years ended December 31, 2024, 2023 and 2022.

As a result of different practices of categorizing costs and different business models throughout our industry, our gross profits may not necessarily be comparable to other companies in our industry.

Inventory valuation allowance adjustments, including for excess and obsolete inventory, are recorded as a charge to cost of goods sold.

Distribution, Selling and Administrative (DS&A) Expenses. DS&A expenses include shipping and handling costs, labor, certain depreciation and amortization, certain research and development costs and other costs for selling and administrative functions. We incurred research and development costs, primarily included in DS&A expenses on the consolidated statement of operations, of $13 million, $13 million, and $12 million for the years ended 2024, 2023 and 2022.

Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses in the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $665 million, $641 million, and $581 million for the years ended December 31, 2024, 2023, and 2022.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The estimated fair value of our reporting units determined during a quantitative review of goodwill utilizes unobservable inputs (Level 3). The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 8 for the fair value of debt. The fair value of our derivative contracts are determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 11 for the fair value of derivatives.

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the expected acquisition of Rotech Healthcare Holdings Inc., (Rotech) and the Agreement and Plan of Merger dated January 7, 2022 to acquire Apria, Inc. (Apria Acquisition), including transaction costs necessary to consummate the acquisition, which consisted of investment banking advisory fees and legal fees, director and officer tail insurance expense, severance and retention bonuses, and professional fees. Acquisition-related charges and intangible amortization also includes transition expenses and costs to integrate personnel, systems and processes along with amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions and are excluded from our segment results to allow for a more consistent comparison with forecasted, current and historical results.

Exit and Realignment Charges, net. Exit and realignment charges, net consist of costs associated with optimizing our operations which includes the consolidation of certain production facilities, distribution centers, warehouses, administrative offices and IT strategic initiatives, divestiture related costs and other strategic actions. These charges also include costs associated with our 2023-2024 Operating Model Realignment Program, which includes professional fees, severance and other costs to streamline functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. Severance benefits are generally recorded when payment is considered probable and reasonably estimable. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Net (Loss) Income Per Share. Basic and diluted net (loss) income per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities. Diluted income per share reflects the potential dilution that could occur if restricted awards were exercised or converted into common stock.

Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive loss in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating expense (income), net in the consolidated statements of operations and were not material to our consolidated results of operations in 2024, 2023, and 2022.

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

Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of additional detailed information about a reportable segment’s expenses, including significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM), the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss. This ASU is effective for us in annual periods beginning after December 15, 2023 and interim periods within annual years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We adopted this ASU effective with the annual year ending December 31, 2024. Its adoption impacted our disclosures with no impacts to our results of operations, financial condition and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted. In December 2023, the FASB Issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require additional annual income tax disclosures, including disclosure of reconciling items by jurisdiction and nature to the extent those items exceed a specified threshold. In addition, this ASU will require disclosure of income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by jurisdiction if the amount is more than 5% of total income tax payments, net of refunds received. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which will require additional disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2026. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

Note 2—Significant Concentration Risk

Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. and Health Trust Purchasing Group. Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2024, net revenue from hospitals under contract with these GPOs represented approximately 65% of our consolidated net revenue.

In 2024, 2023 and 2022, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.

Note 3—Acquisitions

Acquisition of Apria. On March 29, 2022 (the Apria Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the U.S. This division is reported as part of the Patient Direct segment.

The following table provides pro forma results of net revenue and net loss for the year ended December 31, 2022 as if Apria was acquired on January 1, 2021, based on the final purchase price allocation. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Year Ended December 31, 2022
Net revenue	$10,232,588
Net loss	$(97,687)

Pro forma net loss of $98 million for the year ended December 31, 2022 includes pro forma adjustments for interest expense of $21 million and amortization of intangible assets of $11 million. The pro forma net loss for the year ended December 31, 2022 also includes $39 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. Revenue and net loss of Apria since the Apria Acquisition Date included in the consolidated statement of operations for the year ended December 31, 2022 were $937 million and $3.3 million, respectively.

Acquisition-related charges within acquisition-related charges and intangible amortization presented in our consolidated statements of operations for the year ended December 31, 2024 were $22 million, related to the expected acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges for the years ended December 31, 2023 and 2022 were $18 million, and $48 million, consisting of costs primarily related to the acquisition of Apria. These amounts are excluded from our segments’ operating income.

Note 4—Property and Equipment, Net

Property and equipment, net, consists of the following:

December 31,	2024	2023
Land and land improvements	$9,376	$22,959
Buildings and leasehold improvements	171,870	201,939
Machinery and equipment	472,590	492,551
Patient service equipment	388,445	362,192
Construction in progress	32,185	10,728
Property and equipment, gross	1,074,466	1,090,369
Accumulated depreciation and amortization	(565,119)	(546,397)
Property and equipment, net	$509,347	$543,972

Depreciation and amortization expense for property and equipment and assets under finance leases was $183 million, $188 million, and $136 million for the years ended December 31, 2024, 2023, and 2022.

Note 5—Goodwill and Intangible Assets, Net

The following table summarizes the changes in the carrying amount of goodwill through December 31, 2024:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Currency translation adjustments	1,582	—	1,582
Acquisition adjustment	—	559	559
Carrying amount of goodwill, December 31, 2023	$1,535,252	$103,594	$1,638,846
Goodwill impairment charge	(307,112)	—	(307,112)
Currency translation adjustments	—	(453)	(453)
Carrying amount of goodwill, December 31, 2024	$1,228,140	$103,141	$1,331,281

As of October 1, 2024, we performed our annual impairment test and there were no impairments of goodwill. During the three months ended December 31, 2024, we experienced financial market changes inclusive of a decline in Owens & Minor’s stock price and an increase in the risk free interest rate resulting in an increase in the discount rate used for impairment analysis. Additionally, anticipated changes in pricing of a capitated contract contributed to a reduction in projected future cash flows within our Apria reporting unit. As a result of these factors during the three months ended December 31, 2024, we performed an interim quantitative goodwill impairment test and concluded that the fair value for our Apria reporting unit within our Patient Direct segment was below its carrying amount. The amount by which the carrying value of the impaired reporting unit exceeded its fair value was $305 million and we recognized a pre-tax impairment charge of $307 million ($305 million after-tax) for the quarter ended December 31, 2024.

We recorded these amounts in ‘Goodwill impairment charge’ in our consolidated statements of operations. No impairment of goodwill was recorded for the years ended December 31, 2023 and 2022.

Intangible assets subject to amortization, which excludes indefinite-lived intangible assets at December 31, 2024 and 2023 were as follows:

	2024			2023
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$330,412	$202,000	$73,055	$433,750	$202,000	$73,958
Accumulated amortization	(167,824)	(89,214)	(51,703)	(236,791)	(69,655)	(41,427)
Intangible assets, net	$162,588	$112,786	$21,352	$196,959	$132,345	$32,531
Weighted average useful life	14 years	10 years	6 years	13 years	10 years	6 years

At December 31, 2024 and 2023, $210 million and $250 million in net intangible assets were held in the Patient Direct segment and $89 million and $112 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $65 million for 2024, $84 million for 2023 and $79 million for 2022.

As of December 31, 2024, based on the carrying value of intangible assets subject to amortization, estimated future amortization expense was as follows:

Year
2025	$54,453
2026	50,100
2027	41,751
2028	32,029
2029	25,881
Thereafter	92,512
Total future amortization	$296,726

Note 6—Leases

The components of lease expense were as follows:

		Years Ended December 31,
	Classification	2024	2023	2022
Operating lease cost	DS&A Expenses	$125,423	$109,942	$81,520
Finance lease cost:
Amortization of lease assets	DS&A Expenses	2,194	2,151	2,755
Interest on lease liabilities	Interest expense, net	1,071	1,232	1,516
Total finance lease cost		3,265	3,383	4,271
Short-term lease cost	DS&A Expenses, Cost of goods sold	11,596	8,271	4,129
Variable lease cost	DS&A Expenses, Cost of goods sold	45,850	45,158	35,431
Total lease cost		$186,134	$166,754	$125,351

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient service equipment which are paid as incurred.

Supplemental balance sheet information was as follows:

		As of December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Operating lease assets	$355,627	$296,533
Finance lease assets	Property and equipment, net	6,376	8,477
Total lease assets		$362,003	$305,010
Liabilities:
Current
Operating	Other current liabilities	$91,221	$85,665
Finance	Current portion of long-term debt	2,683	2,822
Noncurrent
Operating	Operating lease liabilities, excluding current portion	286,212	222,429
Finance	Long-term debt, excluding current portion	7,096	9,557
Total lease liabilities		$387,212	$320,473

The gross values recorded under finance leases were $22 million and $22 million with associated accumulated depreciation of $16 million and $14 million as of December 31, 2024 and 2023.

Other information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$119,157	$109,726	$81,821
Financing cash flows from finance leases	$2,761	$2,523	$2,850

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$156,230	$116,230	$75,188

Weighted average remaining lease term (years)
Operating leases	4.9	3.9	4.3
Finance leases	3.5	4.3	5.2

Weighted average discount rate
Operating leases	7.9%	7.3%	6.9%
Finance leases	10.6%	10.3%	9.9%

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2025	$122,637	$3,760	$126,397
2026	103,965	2,833	106,798
2027	78,580	2,363	80,943
2028	56,381	2,060	58,441
2029	37,617	511	38,128
Thereafter	70,846	—	70,846
Total lease payments	470,026	11,527	481,553
Less: Interest	(92,593)	(1,748)	(94,341)
Present value of lease liabilities	$377,433	$9,779	$387,212

Note 7—Exit and Realignment Costs, Net

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, IT strategic initiatives, and other strategic actions. These charges also include costs associated with our 2023-2024 Operating Model Realignment Program, which includes professional fees, severance and other costs to streamline functions and processes.

Exit and realignment charges, net were $110 million, $99 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022. These amounts are excluded from our segments’ operating income.

We have incurred $110 million and $92 million in charges under our 2023-2024 Operating Model Realignment Program and IT strategic initiatives for the years ended December 31, 2024, and 2023, which are included in the total exit and realignment charges above. Exit and realignment charges, net for the year ended December 31, 2024 also included a gain of $7.4 million associated with the sale of our corporate headquarters. We may incur material future costs relating to certain exit and realignment actions, which remain underway and we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2024:

Total
Accrued exit and realignment charges, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	2,018
Other	4,147
Cash payments	(13,502)
Accrued exit and realignment charges, December 31, 2022	969
Provision for exit and realignment activities:
Severance	11,556
Professional Fees	63,699
Vendor contract and lease termination costs	6,198
IT strategic initiatives	8,649
Other	5,619
Cash payments	(76,643)
Accrued exit and realignment charges, December 31, 2023	20,047
Provision for exit and realignment activities:
Severance	2,286
Professional fees	70,067
Vendor contract and lease termination costs	3,416
IT strategic initiatives	11,083
Other	15,638
Cash payments	(108,438)
Accrued exit and realignment charges, December 31, 2024	$14,099

In addition to the exit and realignment accruals in the preceding table and the $7.4 million gain associated with the sale of our corporate headquarters, we also incurred $15 million of costs that were expensed as incurred for the year ended December 31, 2024, which primarily related to accelerated depreciation of certain assets held in our Products & Healthcare Services segment. We also incurred $3.4 million and $0.7 million of costs that were expensed as incurred for the years ended December 31, 2023 and 2022, which primarily related to charges associated with a lease termination and wind-down costs related to a subsidiary, Fusion5.

Note 8—Debt

Debt consists of the following:

	2024		2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
4.375% Senior Notes, due December 2024	$—	$—	$171,232	$168,754
Term Loan A	322,957	327,066	387,591	390,668
4.500% Senior Notes, due March 2029	473,976	427,117	472,869	422,647
Term Loan B	499,871	518,665	503,212	518,293
6.625% Senior Notes, due April 2030	542,311	518,671	540,445	529,472
Finance leases and other	14,481	14,481	22,153	22,153
Total debt	1,853,596	1,806,000	2,097,502	2,051,987
Less current maturities	(45,549)	(45,549)	(206,904)	(206,904)
Long-term debt	$1,808,047	$1,760,451	$1,890,598	$1,845,083

On September 16, 2024 (the Redemption Date), we redeemed all of our outstanding 4.375% senior notes due in December 2024 (the 2024 Notes), which had an outstanding aggregate principal balance amount of $171 million, pursuant to the terms of the indenture governing the 2024 Notes, at a redemption price equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of the Redemption Date, the 2024 Notes were no longer deemed outstanding and interest on the 2024 Notes ceased to accrue.

On March 29, 2022, we entered into a Security Agreement supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions. This agreement was terminated on the Redemption Date.

On March 29, 2022, we entered into an amendment to our Receivables Financing Agreement. The amended Receivables Financing Agreement has a maximum borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. On October 18, 2024, we entered into the Receivables Sale Program, which amends and restates in its entirety, the Receivables Financing Agreement. Refer to Note 1 for additional content related to the Receivables Sale Program.

We had no borrowings at December 31, 2023 under our Receivables Financing Agreement. At December 31, 2023, we had maximum revolving borrowing capacity of $450 million available under our Receivables Financing Agreement.

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payments of $22 million on the Term Loan A and $6.0 million on the Term Loan B, we made unscheduled principal payments of $45 million on Term Loan A during 2024.

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

At December 31, 2024 and 2023, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, totaling $31 million and $27 million, leaving $419 million and $423 million available for borrowing. We also had letters of credit and bank guarantees, which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $3.0 million as of December 31, 2024 and 2023.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2024.

As of December 31, 2024, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2025	$40,375
2026	43,500
2027	260,375
2028	6,000
2029	965,654
2030	552,189

Current maturities at December 31, 2024 include $34 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $5.2 million in current portion of finance leases and other.

Note 9—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively Performance Stock Awards (PSAs)), restricted stock units and restricted stock (collectively Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At December 31, 2024, approximately 5.1 million common shares were available for issuance under the Plan.

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

Total share-based compensation expense for December 31, 2024, 2023 and 2022 was $27 million, $23 million and $21 million with recognized tax benefits of $7.0 million, $6.0 million and $5.5 million. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $27 million at December 31, 2024. This amount is expected to be recognized over a weighted-average period of 2.0 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of December 31, 2024 was $4.3 million and will be recognized primarily in 2025 and 2026 if the related performance targets are met at the current level expected.

The following table summarizes the activity and value of nonvested RSAs and PSAs for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-date Fair		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of year	3,201	$21.70	2,777	$22.52	4,325	$11.57
Granted	1,654	23.37	3,137	18.34	2,745	19.10
Vested	(1,104)	25.16	(1,736)	14.04	(2,667)	8.11
Forfeited	(573)	21.25	(977)	26.82	(1,626)	11.25
Nonvested awards at end of year	3,178	21.45	3,201	21.70	2,777	22.52

The total fair value of RSAs and PSAs vested during the years ended December 31, 2024, 2023 and 2022 was $28 million, $24 million and $22 million.

Note 10—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plans covering substantially all full-time and certain part-time teammates in the U.S. who have met eligibility requirements. We match a certain percentage of each teammates’ contribution. These plans also provide for discretionary contributions by us for all eligible teammates, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $35 million, $15 million and $14 million of expense related to these plans in 2024, 2023 and 2022. We also maintain defined contribution plans in some countries outside of the U.S. in which we operate. Expenses related to these plans were not material in 2024, 2023 and 2022.

U.S. Retirement Plans. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan).

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2024	2023
Change in benefit obligation
Benefit obligation, beginning of year	$34,059	$39,341
Interest cost	1,524	1,827
Actuarial gain	(1,295)	(3,787)
Benefits paid	(3,079)	(3,322)
Benefit obligation, end of year	$31,209	$34,059
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,079	3,322
Benefits paid	(3,079)	(3,322)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(31,209)	$(34,059)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(2,936)	$(2,975)
Other liabilities	(28,273)	(31,084)
Accumulated other comprehensive loss	4,838	6,331
Net amount recognized	$(26,371)	$(27,728)
Accumulated benefit obligation	$31,209	$34,059
Weighted average assumptions used to determine benefit obligation
Discount rate	5.31%	4.68%
Rate of increase in compensation levels	N/A	N/A

Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2024 and 2023. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Years Ended December 31,	2024	2023	2022
Interest cost	$1,524	$1,827	$1,176
Recognized net actuarial loss	198	431	923
Net periodic benefit cost	$1,722	$2,258	$2,099
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.68%	4.87%	2.43%
Rate of increase in future compensation levels	N/A	N/A	N/A

Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.1 million of the net actuarial loss reported in the following table as of December 31, 2024, as a component of net periodic benefit cost during 2025.

Years Ended December 31,	2024	2023
Net actuarial loss	$(4,838)	$(6,331)
Deferred tax benefit	3,479	3,867
Amounts included in accumulated other comprehensive loss, net of tax	$(1,359)	$(2,464)

As of December 31, 2024, the expected benefit payments required, based on the same assumptions used to measure our year-end benefit obligation, for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2025	$2,899
2026	2,722
2027	2,555
2028	2,390
2029	2,246
2030-2034	8,471

International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective teammates. As of December 31, 2024 and 2023, the accumulated benefit obligation under these plans was $14 million and $16 million. We recorded $3.3 million, $4.3 million and $3.6 million in net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022.

Note 11—Derivatives

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	March 2027	Other assets, net	$6,113	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$43,238	January 2025	Other current assets	$8	Other current liabilities	$255

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2023:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$8,447	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,436	January 2024	Other current assets	$1,043	Other current liabilities	$—

The notional amount of the interest rate swap represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2024:

	Amount of Gain	Location of Gain	Total Amount of Expense	Amount of Gain/
	Recognized in	Reclassified from	Line Items Presented in the	(Loss) Reclassified
	Other	Accumulated Other	Consolidated Statement of	from Accumulated
	Comprehensive	Comprehensive Loss	Operations in Which the	Other Comprehensive
	(Loss) Income	into Income	Effects are Recorded	Loss into Income

Interest rate swaps	$5,492	Interest expense, net	$143,804	$7,826

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2023:

Amount of
	Amount of Gain	Location of Gain	Total Amount of Expense	Gain/(Loss)
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified from
	Other	Accumulated Other	Consolidated Statement of	Accumulated Other
	Comprehensive	Comprehensive Loss	Operations in Which the	Comprehensive Loss
	(Loss) Income	into Income	Effects are Recorded	into Income

Interest rate swaps	$2,707	Interest expense, net	$157,915	$9,720

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2022:

Amount of
	Amount of Gain	Location of Gain	Total Amount of Expense	Gain/(Loss)
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified from
	Other	Accumulated Other	Consolidated Statement of	Accumulated Other
	Comprehensive	Comprehensive Loss	Operations in Which the	Comprehensive Loss
	Income	into Income	Effects are Recorded	into Income

Interest rate swaps	$14,814	Interest expense, net	$128,891	$(647)

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the years ended December 31, 2024, 2023 and 2022 we recognized losses of $3.5 million, $0.3 million and $0.9 million, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense (income), net for our foreign exchange contracts.

Note 12—Income Taxes

The components of net (loss) income before income taxes consist of the following:

Years Ended December 31,	2024	2023	2022
Net (loss) income before income taxes:
U.S.	$(383,475)	$(65,432)	$(17,650)
Foreign	26,118	10,706	28,541
Net (loss) income before income taxes	$(357,357)	$(54,726)	$10,891

The income tax provision (benefit) consists of the following:

Years Ended December 31,	2024	2023	2022
Current tax provision:
Federal	$22,034	$3,887	$1,090
State	4,187	1,535	5,125
Foreign	5,223	4,886	8,648
Total current tax provision	31,444	10,308	14,863
Deferred tax benefit:
Federal	(19,262)	(18,081)	(8,671)
State	(6,460)	(4,823)	(5,395)
Foreign	(393)	(829)	(12,295)
Total deferred tax benefit	(26,115)	(23,733)	(26,361)
Total income tax provision (benefit)	$5,329	$(13,425)	$(11,498)

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Years Ended December 31,	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the rate resulting from:
Unrecognized tax benefits	(5.0)%	(2.6)%	10.2%
State income taxes, net of federal income tax impact	0.8%	6.4%	(7.1)%
Research and development (R&D) credit	0.9%	4.4%	(29.9)%
Foreign income taxes	(0.1)%	(0.9)%	0.5%
Valuation allowance	0.5%	(0.5)%	—%
Restricted stock vestings	(0.1)%	(1.0)%	(57.3)%
Nondeductible Interest	(0.2)%	(1.5)%	6.6%
Nondeductible compensation	(0.9)%	(3.6)%	28.9%
Foreign repatriation change (Thailand)	—%	—%	(96.3)%
Non-deductible transaction costs	—%	—%	19.5%
Foreign derived intangible income (FDII)	—%	4.0%	—%
Global intangible low-taxed income	(0.2)%	0.7%	5.0%
Goodwill impairment	(17.6)%	—%	—%
Other	(0.6)%	(1.9)%	(6.7)%
Effective income tax rate	(1.5)%	24.5%	(105.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2024	2023
Deferred tax assets:
Employee benefit plans	$29,456	$28,763
Accrued liabilities not currently deductible	20,046	15,997
Finance charges	1,970	2,173
Lease liabilities	101,240	83,895
Allowance for losses on accounts receivable	7,967	7,335
Net operating loss carryforwards	22,780	41,165
Capital loss carryover	28,435	30,034
Interest limitation	20,373	13,082
Insurance	1,789	1,323
R&D capitalized costs	26,283	21,974
Other	9,559	8,462
Total deferred tax assets	269,898	254,203
Less: valuation allowances	(33,830)	(35,520)
Net deferred tax assets	236,068	218,683
Deferred tax liabilities:
Merchandise inventories	25,699	25,866
Goodwill	5,017	5,426
Property, equipment and computer software	60,960	69,411
Right-of-use assets	94,121	79,303
Derivatives	1,590	2,196
Intangible assets	49,113	62,301
Other	884	859
Total deferred tax liabilities	237,384	245,362
Net deferred tax liability	$(1,316)	$(26,679)

The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards and credit carryforwards in various state jurisdictions. The U.S. capital loss carryforward, which has a full valuation allowance, has an expiration date of five years. As of December 31, 2024, federal net operating losses of approximately $32 million are available to offset future federal taxable income. The entire $32 million of net operating losses have an unlimited carryforward period and will not expire. The capital loss and net operating loss carryforwards in various state jurisdictions have various expiration dates ranging from five years to an unlimited carryforward period. As of December 31, 2024, there are $3.8 million of credit carryforwards available, with various expiration dates ranging from five to twenty years. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2024.

Cash payments for income taxes, including interest, for 2024, 2023 and 2022 were $11 million, $13 million and $38 million. Cash tax refunds received for 2024, 2023 and 2022 were $5.8 million, $20 million and $4.2 million.

A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2024	2023
Unrecognized tax benefits at January 1,	$22,741	$22,499
Increases for positions taken during current period	430	410
Increases for positions taken during prior periods	15,098	13
Lapse of statute of limitations	(3,468)	(181)
Unrecognized tax benefits at December 31,	$34,801	$22,741

Included in the liability for unrecognized tax benefits at December 31, 2024 and 2023, there were no and $2.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $35 million and $20 million at December 31, 2024 and 2023 would impact our effective tax rate if recognized and the remaining would not impact our effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits. Accrued interest at December 31, 2024 and 2023 was $13 million and $5.7 million. The amounts recognized in interest expense for the years ended December 31, 2024, 2023 and 2022 were $7.6 million, $1.7 million and $1.0 million. There were no penalties accrued at December 31, 2024, 2023 and 2022 or recognized in 2024, 2023 and 2022.

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

In late June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. This matter does not impact our 2023, 2024 or future tax years. The total change in estimate, net of an income tax benefit from the foreign taxing authority, was $19 million, or a $0.24 negative impact per basic and diluted common share, including $5.3 million of interest, for the twelve months ended December 31, 2024 and is reflected within the income tax provision on our consolidated statements of operations. The total change in estimate reflects an increase in the liability for unrecognized tax benefits of $20 million recorded within other current liabilities, partially offset by a $1.9 million increase in the receivable from the foreign taxing authority recorded within other current assets, on our consolidated balance sheet at December 31, 2024. As of December 31, 2024, we owed $43 million associated with the NOPA matter, which includes $12 million of interest accrued on the matter through December 31,

2024. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2019 through 2023 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2019 through 2023; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by the Halyard foreign entities located in Thailand prior to its acquisition on April 30, 2018.

Note 13—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the years ended December 31, 2024, 2023 and 2022:

(in thousands, except per share data)
Year Ended December 31,	2024	2023	2022
Net (loss) income	$(362,686)	$(41,301)	$22,389

Weighted average shares outstanding - basic	76,741	75,785	74,496
Dilutive shares	—	—	1,721
Weighted average shares outstanding - diluted	76,741	75,785	76,217

Net (loss) income per common share
Basic	$(4.73)	$(0.54)	$0.30
Diluted	$(4.73)	$(0.54)	$0.29

Share-based awards for the years ended December 31, 2024 and 2023, of approximately 1.5 million and 1.6 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 14—Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2024, 2023 and 2022:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive (loss) income before reclassifications	(1,082)	(15,145)	5,492	(10,735)
Income tax	280	—	(1,428)	(1,148)
Other comprehensive (loss) income before reclassifications, net of tax	(802)	(15,145)	4,064	(11,883)
Amounts reclassified from accumulated other comprehensive income (loss)	198	—	(7,826)	(7,628)
Income tax	(51)	—	2,036	1,985
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	147	—	(5,790)	(5,643)
Other comprehensive loss	(655)	(15,145)	(1,726)	(17,526)
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive income before reclassifications	2,405	7,141	2,707	12,253
Income tax	(639)	—	(704)	(1,343)
Other comprehensive income before reclassifications, net of tax	1,766	7,141	2,003	10,910
Amounts reclassified from accumulated other comprehensive income (loss)	431	—	(9,720)	(9,289)
Income tax	(111)	—	2,527	2,416
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	320	—	(7,193)	(6,873)
Other comprehensive income (loss)	2,086	7,141	(5,190)	4,037
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive income (loss) before reclassifications	8,359	(14,101)	14,814	9,072
Income tax	(1,646)	—	(3,851)	(5,497)
Other comprehensive income (loss) before reclassifications, net of tax	6,713	(14,101)	10,963	3,575
Amounts reclassified from accumulated other comprehensive loss	923	—	647	1,570
Income tax	(240)	—	(169)	(409)
Amounts reclassified from accumulated other comprehensive loss, net of tax	683	—	478	1,161
Other comprehensive income (loss)	7,396	(14,101)	11,441	4,736
Accumulated other comprehensive income (loss), December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic benefit cost recorded in Other expense, net.

Note 15— Commitments, Contingent Liabilities, and Legal Proceedings

Commitments include $48 million of legally binding lease payments for the Morgantown, West Virginia center of excellence for medical supplies and logistics lease signed, but not yet commenced, as well as $23 million of legally binding lease payments for the Sioux Falls, South Dakota integrated service center lease signed, but not yet commenced.

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the U.S. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have fully committed financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price.

We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, workers’ compensation, product liability, regulatory, cybersecurity, environmental tort and other matters. We maintain insurance coverage for cybersecurity, employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. From time to time, we establish estimated liabilities based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2024 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Note 16—Segment Information

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

The CODM for both of our segments is the President, Chief Executive Officer & Director. The CODM uses segment income to evaluate the performance of our segments, determine incentive compensation, and engage in financial and operational planning, including the allocation of labor, financial and capital resources. Segment income excludes acquisition-related charges and intangible amortization, exit and realignment charges, net, and goodwill impairment charges, along with other adjustments, that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. The following tables present financial information by segment:

	Year Ended December 31, 2024
	Products & Healthcare Services	Patient Direct	Consolidated
Net revenue	$8,020,771	$2,680,112	$10,700,883
Cost of goods sold	7,081,997	1,399,732
Distribution, selling and administrative expenses	879,671	1,030,120
Other operating expense (income), net	6,091	(9,895)
Segment income	$53,012	$260,155	313,167
Acquisition-related charges and intangible amortization			(86,543)
Exit and realignment charges, net			(110,162)
Goodwill impairment charge			(307,112)
Litigation and related charges (1)			(17,119)
Operating loss			$(207,769)
Capital expenditures	$50,050	$178,112	$228,162

	Year Ended December 31, 2023
	Products & Healthcare Services	Patient Direct	Consolidated
Net revenue	$7,781,395	$2,552,572	$10,333,967
Cost of goods sold	6,873,254	1,335,553
Distribution, selling and administrative expenses	843,967	969,592
Other operating expense, net	6,365	564
Segment income	$57,809	$246,863	304,672
Acquisition-related charges and intangible amortization			(101,037)
Exit and realignment charges, net			(99,127)
Operating income			$104,508
Capital expenditures	$29,361	$178,531	$207,892

	Year Ended December 31, 2022
	Products & Healthcare Services	Patient Direct	Consolidated
Net revenue	$7,898,397	$2,057,078	$9,955,475
Cost of goods sold	6,925,929	1,110,920
Distribution, selling and administrative expenses	802,669	752,152
Other operating (income) expense, net	(5,510)	258
Segment income	$175,309	$193,748	369,057
Acquisition-related charges and intangible amortization			(126,972)
Exit and realignment charges, net			(6,897)
Inventory valuation adjustment (2)			(92,275)
Operating income			$142,913
Capital expenditures	$49,824	$116,758	$166,582

	Years Ended December 31,
	2024	2023	2022
Share-based compensation:
Products & Healthcare Services	$19,417	$15,078	$19,681
Patient Direct	5,714	5,864	820
Other (3)	1,705	2,276	492
Consolidated share-based compensation:	$26,836	$23,218	$20,993

Depreciation and amortization:
Products & Healthcare Services	$45,835	$47,756	$51,784
Patient Direct	141,032	152,583	98,036
Intangible amortization	64,943	83,522	78,847
Other (4)	12,965	3,516	-
Consolidated depreciation and amortization:	$264,775	$287,377	$228,667

(1)	Litigation and related charges includes settlement costs and related fees of legal matters within our Apria division, which do not occur in the ordinary course of our business, are non-recurring/infrequent and are inherently unpredictable in timing and amount. These charges are reported within Other operating (income) expense, net in our Statements of Operations for the year ended December 31, 2024.
(2)	Relates to an inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.
(3)	Other share-based compensation expense is captured within exit and realignment charges, net or acquisition-related charges and intangible amortization for the years ended December 31, 2024, 2023 and 2022.
(4)	Other depreciation and amortization expense is captured within exit and realignment charges, net for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Total assets:
Products & Healthcare Services	$2,429,513	$2,359,825
Patient Direct	2,177,261	2,490,460
Segment assets	4,606,774	4,850,285
Cash and cash equivalents	49,382	243,037
Consolidated total assets	$4,656,156	$5,093,322

Non-cash LIFO charges to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the LIFO method for distribution inventories in the U.S. within our Products & Healthcare Services segment, were $0.9 million, $2.4 million, and $5.4 million for the years ended December 31, 2024, 2023 and 2022. The net book value of patient service equipment sales and dispositions within the Patient Direct segment, net of the gain for returned equipment to Philips Respironics for previously recalled equipment, were $34 million, $36 million, and $22 million for the years ended December 31, 2024, 2023, and 2022.

Excess and obsolete inventory adjustments included in our Products & Healthcare Services segment were $12 million, $7.3 million and $17 million for the years ended December 31 2024, 2023, and 2022. For the year ended December 31, 2022, we recorded a $92 million inventory valuation adjustment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic that was not allocated to the Products & Healthcare Services segment due to its one time nature and size. Excess and obsolete inventory adjustments are not material to the Patient Direct segment for the years ended December 31, 2024, 2023, and 2022.

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Years Ended December 31,	2024	2023	2022
Net revenue:
United States	$10,457,942	$10,058,675	$9,526,037
International	242,941	275,292	429,438
Consolidated net revenue	$10,700,883	$10,333,967	$9,955,475

December 31,	2024	2023
Long-lived assets:
United States	$1,100,396	$1,140,303
International	104,489	109,504
Consolidated long-lived assets	$1,204,885	$1,249,807

Note 17—Subsequent Events

On February 28, 2025, we announced that we are actively engaged in discussions regarding the potential sale of our Products & Healthcare Services segment. There is no set timetable for the potential sale and there can be no assurance that we will complete a transaction.

On February 26, 2025, the Owens & Minor Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, Owens & Minor may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owens & Minor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the goodwill impairment analyses for the Apria and Global Products reporting units

As discussed in Note 1 and 5 to the consolidated financial statements, the goodwill balance as of December 31, 2024 was $1,331 million. Of this total, $1,228 million was related to the Patient Direct reportable segment, of which $944 million was related to the Apria reporting unit. Additionally, $103 million was related to the Products & Healthcare Services reportable segment, all of which was related to the Global Products reporting unit. The Company performs goodwill impairment testing on an annual basis as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed an interim quantitative goodwill impairment test during the three months ended December 31, 2024. This involved estimating the fair value of the reporting units using an equally weighted combination of the income-based approach and the market-based approach. The Company concluded that the fair value of the Apria reporting unit was below its carrying amount and recorded a pre-tax impairment charge of $307 million ($305 million after-tax). The Company determined that the fair value of the Global Products reporting unit was in excess of its carrying amount and, therefore, did not record any goodwill impairment for this reporting unit.

We identified the evaluation of the goodwill impairment analyses for the Apria and Global Products reporting units as a critical audit matter. Subjective auditor judgment was required in evaluating certain projected revenues used in the income-based approach to estimate the fair value of the reporting units as changes to those assumptions could have had a significant effect on each reporting unit’s estimated fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s goodwill impairment assessment process for the reporting units. This included controls related to the development of certain projected revenues. We evaluated the Company’s forecasted revenue growth rates for the reporting units by comparing the growth assumptions to forecasted growth rates in the Company’s budget plans and comparing the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating projected revenues by comparing them to the projected revenues of a set of comparable companies and other market data.

Estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues

As discussed in Note 1 to the consolidated financial statements, within the Company’s Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment rented to patients and sales of equipment, supplies and other items sold to patients. The Company’s Patient Direct segment net revenue was $2,680 million for the year ended December 31, 2024. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration on equipment and supplies sales and estimated adjustments to record revenue at an amount probable of being collected for equipment rental revenues. The Company uses contractual agreements, historical experience, and other operating trends to determine the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues.

We identified the evaluation of the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues as a critical audit matter. A higher degree of auditor judgment was required to evaluate the relevance and reliability of the historical experience and other operating trends.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s estimate of variable consideration on equipment and supplies sales and estimated adjustments to record revenue at an amount probable of being collected for equipment rental revenues. We assessed management’s ability to estimate by comparing previous estimates to actual results and current estimates. We also compared current operating trends to the current year estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Richmond, Virginia
February 28, 2025

Index to Exhibits

2.1

Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2

Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

2.3

Purchase Agreement, dated as of April 6, 2020 by and among EHDH Holding Group and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A Exhibit 2.1, dated January 16, 2020)**

2.4

Agreement and Plan of Merger, dated as of January 7, 2022, by and among the Company, Apria and Merger Sub (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.01, dated January 10, 2022)

2.5

Agreement and Plan of Merger, dated as of July 22, 2024, by and among the Company, Rotech, Merger Sub and Representative (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 23, 2024)

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

10.2

Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2010)*

10.3

Form of Owens & Minor, Inc. Executive Change in Control Severance Agreement between Owens & Minor, Inc. and Edward A. Pesicka effective March 4, 2019 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 25, 2019)*

10.4

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

10.6	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2011)*

10.7	Amendment effective March 1, 2016 of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2016)*

10.8	Amendment effective March 1, 2016 of Exhibit II of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2016)*

10.9

Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.10	Amendment to MEOP effective January 1, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2013)*

10.11

Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2013)*

10.12

Form of Owens & Minor Restricted Stock Unit Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated May 9, 2018)*

10.13	Owens & Minor, Inc. Officer Severance Policy dated February 27, 2025* - filed herewith

10.14	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration number 333-224787)*

10.15

Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.16

First Amendment dated as of September 17, 2014 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. ( as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors) and Wells Fargo Bank, N.A. ( as Administrative Agent), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

10.17

Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, Mediq B.V., Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.18

Credit Agreement, dated as of July 27, 2017, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC,  (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors), Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Bank, N.A. (the “Administrative Agent”), a syndicate of financial institutions party thereto,  and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2017)

10.19

Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2019)

10.20

Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)

10.21

First Amendment to Credit Agreement, dated as of March 29, 2018, by and among Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC, as Borrowers, Owens  & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, the banks party thereto and Wells Fargo Bank, N.A., as Administrative Agent for the banks party thereto (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated April 18, 2018)

10.22

Second Amendment to Credit Agreement, dated as of April 30, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 4, 2018)

10.23

Third Amendment to Credit Agreement, dated as of May 9, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Form 10-Q, Exhibit 10.9, dated May 10, 2018)

10.24

Fourth Amendment to Credit Agreement, dated as of February 12, 2019, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens  & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.25	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019)*

10.26

Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019)*

10.27

Fifth Amendment to Credit Agreement, dated as of February 13, 2020, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 18, 2020)

10.28

Receivables Financing Agreement, dated as of February 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2020)

10.29

Purchase and Sale Agreement, dated as of February 19, 2020, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2020)

10.30

Performance Guaranty of Owens & Minor, Inc., dated as of February 19, 2020 in favor of PNC Bank, National Association. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated February 19, 2020)

10.31

Amendment No. 2 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2020. (File No. 001-09810))*

10.32

First Amendment to the Receivables Financing Agreement, dated as of May 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2020)

10.33

Second Amendment to the Receivables Financing Agreement, dated as of July 1, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2020)

10.34	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated February 26, 2021)*

10.35	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated February 26, 2021)*

10.36

Credit Agreement, dated as of March 10, 2021, by and among Owens & Minor, Inc, and certain subsidiaries of Owens & Minor, Inc, as borrowers, Bank of America, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 11, 2021)

10.37

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

10.38

Amendment to Purchase and Sale Agreement, dated as of March 10, 2021, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 11, 2021).

10.39	Owens & Minor, Inc. 2021 Teammate Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement filed March 19, 2020 (File No. 001-09810))*

10.40

Agreement of Resignation, Appointment, and Acceptance, dated as September 10, 2021, by and among Owens & Minor, Inc., U.S. Bank National Association, as Prior Trustee, and Regions Bank, as Successor Trustee(incorporated herein by reference to our Form 10-Q, Exhibit 10.1, dated November 3, 2021)

10.41	Form of Owens & Minor, Inc. Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 3, 2021)*

10.42

Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.3, dated November 3, 2021)*

10.43

Amendment No. 1 to Credit Agreement, among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, O&M Halyard, Inc., Byram Healthcare Centers, Inc., Owens & Minor, Inc., and Bank Of America (incorporated herein by reference to our Form 10-K, Exhibit 10.56, dated February 23, 2022)

10.44	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2022)*

10.45	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 1, 2022)*

10.46	Form of 2022 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 1, 2022)**

10.47

Credit Agreement dated as of March 29, 2022, by and among the Company, certain subsidiaries of the Company party thereto, as borrowers, JPMorgan Chase Bank, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 29, 2022)**

10.48

Fourth Amendment to Receivables Financing Agreement, dated as of March 29, 2022, by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc., as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 29, 2022)**

10.49

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

10.50	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2022)*

10.51

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

10.52	Form of Employee Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2023)*
10.53	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2023)*
10.54	Owens & Minor, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Annex A to Owens & Minor, Inc.’s definitive Proxy Statement filed on March 29, 2023)*

10.55	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2024)*

10.56	Amendment No. 1 to the Owens & Minor, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex A to Owens & Minor, Inc.’s definitive Proxy Statement filed on March 27, 2024)*

10.57

Executive Separation Agreement and General Release, dated June 21, 2024, by and between Alexander J. Bruni and Owens & Minor, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2024)*,**

10.58

Receivables Purchase Agreement, dated as of October 18, 2024, by and among O&M Funding LLC, as Seller, the persons from time to time party hereto, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated October 18, 2024)

10.59

Amended and Restated Purchase and Sale Agreement, dated as of October 18, 2024, by and among various entities, as Originators, Owens & Minor Medical LLC, as Servicer, and O&M Funding LLC, as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated October 18, 2024)

10.60

Performance Guaranty of Owens & Minor, Inc., dated as of October 18, 2024, in favor of PNC Bank National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated October 18, 2024)

10.61	Form of Amended and Restated Executive Change of Control Severance Agreement* - filed herewith

19.1	Insider Trading Policy

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Owens & Minor, Inc. Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Form 10-K, Exhibit 97, dated February 20, 2024)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**

Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2025.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2025:

/s/ Edward A. Pesicka	/s/ Robert J. Henkel
Edward A. Pesicka	Robert J. Henkel
President, Chief Executive Officer & Director	Director

/s/ Jonathan A. Leon	/s/ Rita F. Johnson-Mills
Jonathan A. Leon	Rita F. Johnson-Mills
Executive Vice President & Chief Financial Officer	Director

/s/ Michael W. Lowry	/s/ Stephen W. Klemash
Michael W. Lowry	Stephen W. Klemash
Senior Vice President, Corporate Controller & Chief	Director
Accounting Officer

/s/ Mark A. Beck	/s/ Teresa L. Kline
Mark A. Beck	Teresa L. Kline
Chair of the Board of Directors	Director

/s/ Gwendolyn M. Bingham	/s/ Carissa L. Rollins
Gwendolyn M. Bingham	Carissa L. Rollins
Director	Director

/s/ Kenneth Gardner-Smith
Kenneth Gardner-Smith
Director