Form 10-Q
period 2025-03-31
OWENS & MINOR INC/VA/
filed 2025-05-08
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2025 was 76,614,139 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Net revenue	$2,632,048	$2,612,680
Cost of goods sold	2,106,035	2,077,151
Gross profit	526,013	535,529
Distribution, selling and administrative expenses	462,352	477,613
Acquisition-related charges and intangible amortization	29,674	20,313
Exit and realignment charges, net	31,226	27,356
Other operating expense, net	2,637	551
Operating income	124	9,696
Interest expense, net	33,959	35,655
Other expense, net	1,239	1,153
Loss before income taxes	(35,074)	(27,112)
Income tax benefit	(10,092)	(5,226)
Net loss	$(24,982)	$(21,886)

Net loss per common share
Basic	$(0.32)	$(0.29)
Diluted	$(0.32)	$(0.29)

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net loss	$(24,982)	$(21,886)
Other comprehensive income (loss) net of tax:
Currency translation adjustments	5,957	(13,266)
Change in unrecognized net periodic pension costs	795	235
Change in gains and losses on derivative instruments	(1,619)	1,412
Total other comprehensive income (loss), net of tax	5,133	(11,619)
Comprehensive loss	$(19,849)	$(33,505)

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$59,436	$49,382
Accounts receivable, net of allowances of $6,371 and $6,238	580,175	690,241
Merchandise inventories	1,408,539	1,131,879
Other current assets	158,048	149,515
Total current assets	2,206,198	2,021,017
Property and equipment, net of accumulated depreciation and amortization of $582,286 and $565,119	520,332	509,347
Operating lease assets	383,111	355,627
Goodwill	1,331,931	1,331,281
Intangible assets, net	285,086	298,726
Other assets, net	129,766	140,158
Total assets	$4,856,424	$4,656,156
Liabilities and equity
Current liabilities
Accounts payable	$1,380,736	$1,228,691
Accrued payroll and related liabilities	87,388	151,039
Current portion of long-term debt	49,947	45,549
Other current liabilities	442,144	426,773
Total current liabilities	1,960,215	1,852,052
Long-term debt, excluding current portion	1,897,515	1,808,047
Operating lease liabilities, excluding current portion	324,032	286,212
Deferred income taxes, net	16,307	22,456
Other liabilities	87,376	101,025
Total liabilities	4,285,445	4,069,792
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,220 shares and 77,199 shares	154,439	154,398
Paid-in capital	459,731	454,151
Retained earnings	1,020	27,159
Accumulated other comprehensive loss	(44,211)	(49,344)
Total equity	570,979	586,364
Total liabilities and equity	$4,856,424	$4,656,156

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net loss	$(24,982)	$(21,886)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	61,153	74,095
Share-based compensation expense	6,928	6,866
Deferred income tax benefit	(6,240)	(3,659)
Changes in operating lease right-of-use assets and lease liabilities	14,452	1,139
Gain from sale and dispositions of patient service equipment, property and equipment	(5,353)	(15,619)
Changes in operating assets and liabilities:
Accounts receivable, net	111,613	(74,963)
Merchandise inventories	(274,589)	(35,412)
Accounts payable	157,668	52,926
Net change in other assets and liabilities	(76,476)	(39,617)
Other, net	760	3,168
Cash used for operating activities	(35,066)	(52,962)
Investing activities:
Additions to property and equipment	(55,697)	(45,997)
Proceeds from sale of property and equipment	16,884	49,538
Additions to computer software	(8,977)	(3,411)
Other, net	(410)	(2,000)
Cash used for investing activities	(48,200)	(1,870)
Financing activities:
Borrowings under amended Receivables Financing Agreement	—	205,000
Repayments under amended Receivables Financing Agreement	—	(139,300)
Borrowings under Revolving Credit Facility	776,984	—
Repayments under Revolving Credit Facility	(679,484)	—
Repayments of term loans	—	(4,625)
Repurchase of common stock	(1,503)	—
Other, net	(3,219)	(7,755)
Cash provided by financing activities	92,778	53,320
Effect of exchange rate changes on cash, cash equivalents and restricted cash	542	(618)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,054	(2,130)
Cash, cash equivalents and restricted cash at beginning of period	49,382	272,924
Cash, cash equivalents and restricted cash at end of period	$59,436	$270,794
Supplemental disclosure of cash flow information:
Income taxes paid, net	$125	$2,365
Interest paid	$27,487	$18,211
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$81,085	$69,368

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

		Common			Accumulated
	Common	Stock			Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	Earnings	Loss	Equity
Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	$154,439	$459,731	$1,020	$(44,211)	$570,979

Balance, December 31, 2023	76,546	$153,092	$434,185	$389,845	$(31,818)	$945,304
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	$152,897	$438,587	$367,959	$(43,437)	$916,006

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Revision of Prior Period Condensed Consolidated Financial Statements. We revised our prior period financial statements to correct for a prior period accounting error that impacted our beginning retained earnings balance and total equity. The error, which was discovered during the first quarter of 2025, related to the over accrual of accounts payable that had accumulated over multiple years.

We assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of our previously reported financial statements based upon the nature of the error, including the immaterial annual quantitative impacts to prior period condensed consolidated statements of operations. Accordingly, the error was corrected through beginning retained earnings as of the earliest balance sheet date presented.

The cumulative impact of the error correction on our retained earnings and total equity as of the earliest balance sheet date presented, was an increase of $21 million. The error also resulted in a cumulative $23 million reduction to accounts payable, a $1.6 million increase to other current liabilities, and a $0.5 million increase to other liabilities as of December 31, 2023.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.

Cash, Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us would be classified as restricted cash. There was no restricted cash as of March 31, 2025 and December 31, 2024.

Rental Revenue. Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancelable lease term. We recorded $147 million for the three months ended March 31, 2025 and 2024 in revenue related to equipment we rent to patients.

Receivables Purchase Agreement. On March 14, 2023, we entered into the Master Receivables Purchase Agreement (RPA), pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser (as defined therein) in exchange for cash. We account for these transactions as sales with the sold receivables removed from our condensed consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the Receivables Financing Agreement and the amendment as described below. As a result of the amendment described below, the RPA was not utilized in the three months ended March 31, 2025.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances, in the condensed consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Total accounts receivable sold under the RPA were $515 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we received net cash proceeds of $512 million from the sale of accounts receivable under the RPA and collected $536 million of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the condensed consolidated statements of operations were $3.3 million for the three months ended March 31, 2024.

Receivables Sale Program. On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with financial institutions from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the condensed consolidated balance sheets. Cash received from the sales of accounts receivable, is reflected in the change in accounts receivable within cash provided by operating activities in the condensed consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $343 million during the three months ended March 31, 2025. We collected $209 million of the sold accounts receivable for the three months ended March 31, 2025. The losses on sales of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the condensed consolidated statements of operations were $2.1 million for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, there was a total of $200 million and $70 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheet under the Receivables Sale Program.

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist of one-time costs related to the planned acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. For the three months ended March 31, 2025, we incurred $16 million of acquisition-related costs. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The estimated fair value of our reporting units determined during a quantitative review of goodwill utilizes unobservable inputs (Level 3).The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 5 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 7 for the fair value of derivatives.

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of contingent consideration is estimated as of the acquisition date and at the end of each subsequent reporting period based on the present value of the contingent payments to be made using a weighted probability of possible payments (Level 3). Subsequent changes in fair value are recorded as adjustments to acquisition-related charges and intangible amortization within the condensed consolidated statements of operations.

Note 3—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill at March 31, 2025:

		Products &
		Healthcare
	Patient Direct	Services	Consolidated
Carrying amount of goodwill, December 31, 2024	$1,228,140	$103,141	$1,331,281
Currency translation adjustments	—	650	650
Carrying amount of goodwill, March 31, 2025	$1,228,140	$103,791	$1,331,931

Intangible assets subject to amortization, which exclude indefinite-lived intangible assets, at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Gross intangible assets	$330,883	$202,000	$73,055	$330,412	$202,000	$73,055
Accumulated amortization	(174,250)	(94,105)	(54,497)	(167,824)	(89,214)	(51,703)
Net intangible assets	$156,633	$107,895	$18,558	$162,588	$112,786	$21,352
Weighted average useful life	14 years	10 years	6 years	14 years	10 years	6 years

At March 31, 2025 and December 31, 2024, $202 million and $210 million in net intangible assets were held in the Patient Direct segment and $83 million and $89 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $14 million and $20 million for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2025 (remainder)	$40,833
2026	50,092
2027	41,743
2028	32,027
2029	25,881
Thereafter	92,510
Total future amortization	$283,086

Note 4—Exit and Realignment Costs, Net

We incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, IT strategic initiatives and other strategic actions. These charges include professional fees, severance and other costs to streamline functions and processes. These costs are not normal, cash operating expenses necessary for the Company to operate its business on an ongoing basis and are excluded from our segments’ operating income.

Exit and realignment charges, net were $31 million and $27 million for the three months ended March 31, 2025 and 2024.

These charges were primarily related to strategic initiatives and operational improvements to increase net revenue and lower costs as well as a provision to accounts receivable related to our Fusion5 business which is in the process of being wound down. In addition, the gain on the sale of our corporate home office in the amount of $7.4 million was included in exit and realignment charges, net for the three months ended March 31, 2024.We expect to incur material future costs relating to certain exit and realignment actions, which remain underway that we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals, which are classified as other current liabilities in our condensed consolidated balance sheets, through March 31, 2025 and 2024:

Total
Accrued exit and realignment costs, December 31, 2024	$14,099
Provision for exit and realignment activities:
Severance	3,142
Professional fees	15,876
IT strategic initiatives	304
Other	3,558
Cash payments	(17,353)
Accrued exit and realignment costs, March 31, 2025	$19,626

Accrued exit and realignment costs, December 31, 2023	$20,047
Provision for exit and realignment activities:
Severance	184
Professional fees	25,625
Other	2,493
Cash payments	(11,728)
Accrued exit and realignment costs, March 31, 2024	$36,621

In addition to the exit and realignment accruals in the preceding table, we also incurred $8.3 million of costs that were expensed as incurred for the three months ended March 31, 2025, which primarily related to wind-down costs of Fusion5. For the three months ended March 31, 2024, the table above excludes the $7.4 million gain associated with the sale of our corporate headquarters, we also incurred $6.5 million of costs that were expensed as incurred for the three months ended March 31, 2024, which primarily related to accelerated depreciation of certain assets held in our Products & Healthcare Services segment.

Note 5—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$323,379	$327,066	$322,957	$327,066
Revolving Credit Facility	97,500	97,500	—	—
4.500% Senior Notes, due March 2029	474,251	401,648	473,976	427,117
Term Loan B	500,525	488,966	499,871	518,665
6.625% Senior Notes, due April 2030	542,774	483,105	542,311	518,671
Finance leases and other	9,033	9,033	14,481	14,481
Total debt	1,947,462	1,807,318	1,853,596	1,806,000
Less current maturities	(49,947)	(49,947)	(45,549)	(45,549)
Long-term debt	$1,897,515	$1,757,371	$1,808,047	$1,760,451

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

At March 31, 2025 we had $98 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At March 31, 2025 and December 31, 2024 we had letters of credit, which reduce Revolver availability, totaling $34 million and $31 million, leaving $318 million and $419 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the U.S. and Europe that were issued outside of the Revolving Credit Agreement for $3.4 million and $2.9 million as of March 31, 2025 and December 31, 2024.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2025.

As of March 31, 2025, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2025 (remainder)	$47,500
2026	—
2027	376,250
2028	—
2029	989,654
2030	552,189

Current maturities at March 31, 2025 include $47.5 million in current borrowings on our Revolving Credit Facility and $2.4 million in current portion of finance leases and other.

Note 6—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of March 31, 2025 and December 31, 2024, the accumulated benefit obligation of the U.S. Retirement Plan was $31 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.

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

We determine the fair value of our foreign currency derivatives and interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. All derivatives are carried at fair value in our condensed consolidated balance sheets. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2025:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$250,000	March 2027	Other assets, net	$3,926	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$38,573	April 2025	Other current assets	$—	Other current liabilities	$215

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	March 2027	Other assets, net	$6,113	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$43,238	January 2025	Other current assets	$8	Other current liabilities	$255

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three months ended March 31, 2025:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss
Interest rate swaps	$(1,078)	Interest expense, net	$(33,959)	$1,110

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three months ended March 31, 2024:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss
Interest rate swaps	$4,557	Interest expense, net	$(35,655)	$2,649

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

For the three months ended March 31, 2025 and 2024, we recognized a gain of $4.2 million and a loss of $4.2 million associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense, net for our foreign exchange contracts.

Note 8—Income Taxes

The effective tax rate was 28.8% for the three months ended March 31, 2025, compared to 19.3% in the same period of 2024. The change in these rates were primarily from changes in results of operations in the jurisdictions in which we operate and changes in forecasted results reflected in the tax rates.

The liability for unrecognized tax benefits was $36 million at March 31, 2025 and December 31, 2024. Included in the liability at March 31, 2025 and December 31, 2024 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In late June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. This matter does not impact our 2023, 2024 or future tax years. As of March 31, 2025, we owed $44 million associated with the NOPA matter, which includes $13 million of interest accrued on the matter through March 31, 2025. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

Note 9—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Net loss	$(24,982)	$(21,886)

Weighted average shares outstanding - basic	77,272	76,319
Dilutive shares	—	—
Weighted average shares outstanding - diluted	77,272	76,319

Net loss per common share:
Basic	$(0.32)	$(0.29)
Diluted	$(0.32)	$(0.29)

Share-based awards for the three months ended March 31, 2025 and 2024 of approximately 1.8 million and 1.6 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2025 and 2024:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	953	5,957	(1,078)	5,832
Income tax	(247)	—	280	33
Other comprehensive income (loss) before reclassifications, net of tax	706	5,957	(798)	5,865
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(1,110)	(990)
Income tax	(31)	—	289	258
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	89	—	(821)	(732)
Other comprehensive income (loss)	795	5,957	(1,619)	5,133
Accumulated other comprehensive (loss) income, March 31, 2025	$(4,975)	$(42,142)	$2,906	$(44,211)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income (loss)before reclassifications	234	(13,266)	4,557	(8,475)
Income tax	(59)	—	(1,185)	(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	175	(13,266)	3,372	(9,719)
Amounts reclassified from accumulated other comprehensive income (loss)	81	—	(2,649)	(2,568)
Income tax	(21)	—	689	668
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	60	—	(1,960)	(1,900)
Other comprehensive income (loss)	235	(13,266)	1,412	(11,619)
Accumulated other comprehensive (loss) income, March 31, 2024	$(4,880)	$(46,220)	$7,663	$(43,437)

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

The Chief Operating Decision Maker (CODM) for both of our segments is the President, Chief Executive Officer & Director. The CODM uses segment income to evaluate performance of our segments, determine incentive compensation, and engage in financial and operational planning, including the allocation of labor, financial and capital resources. Segment income excludes acquisition-related charges and intangible amortization, exit and realignment charges, net, and goodwill impairment charges, along with other adjustments, that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful.

The following tables present financial information by segment:

	Three Months Ended March 31, 2025
	Products & Healthcare Services	Patient Direct	Consolidated
Net revenue	$1,958,164	$673,884	$2,632,048
Cost of goods sold	1,751,393	354,642
Distribution, selling and administrative expenses	203,517	258,835
Other operating expense, net	2,101	266
Segment income	$1,153	$60,141	61,294
Acquisition-related charges and intangible amortization			(29,674)
Exit and realignment charges, net			(31,226)
Litigation and related charges (1)			(270)
Operating income			$124
Capital expenditures	$17,716	$46,958	$64,674

(1)	Litigation and related charges includes settlement costs and related fees of legal matters within our Patient Direct Segment, which do not occur in the ordinary course of our business and are inherently unpredictable in timing and amount. These charges are reported within Other operating expense, net in our Statements of Operations for the three months ended March 31, 2025.

	Three Months Ended March 31, 2024
	Products & Healthcare Services	Patient Direct	Consolidated
Net revenue	$1,974,837	$637,843	$2,612,680
Cost of goods sold	1,738,900	338,251
Distribution, selling and administrative expenses	224,081	253,532
Other operating expense, net	370	181
Segment income	$11,486	$45,879	57,365
Acquisition-related charges and intangible amortization			(20,313)
Exit and realignment charges, net			(27,356)
Operating income			$9,696
Capital expenditures	$8,250	$41,158	$49,408

	Three Months Ended
	March 31,
	2025	2024
Share-based compensation:
Products & Healthcare Services	$4,068	$4,769
Patient Direct	2,530	1,407
Other (1)	330	690
Consolidated share-based compensation:	$6,928	$6,866

Depreciation and amortization:
Products & Healthcare Services	$10,833	$11,547
Patient Direct	35,334	36,465
Intangible amortization	13,785	20,289
Other (2)	1,201	5,794
Consolidated depreciation and amortization:	$61,153	$74,095
(1)	Other share-based compensation expense is captured within exit and realignment charges, net or acquisition-related charges and intangible amortization for the three months ended March 31, 2025 and 2024.
(2)	Other depreciation and amortization expense is captured within exit and realignment charges, net for the three months ended March 31, 2025 and 2024.

	March 31, 2025	December 31, 2024
Total assets:
Products & Healthcare Services	$2,630,037	$2,429,513
Patient Direct	2,166,951	2,177,261
Segment assets	4,796,988	4,606,774
Cash and cash equivalents	59,436	49,382
Consolidated total assets	$4,856,424	$4,656,156

Non-cash LIFO charges to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the LIFO method for distribution inventories in the U.S. within our Products & Healthcare Services segment, were $8.6 million and $5.4 million for the three months ended March 31, 2025 and 2024. The net book value of patient service equipment sales and dispositions within the Patient Direct segment, were $12 million and $9.6 million for the three months ended March 31, 2025 and 2024.

Excess and obsolete inventory adjustments included in our Products & Healthcare Services segment were $1.6 million and $6.4 million for the three months ended March 31, 2025 and 2024. Excess and obsolete inventory adjustments are not material to the Patient Direct segment for the three months ended March 31, 2025 and 2024.

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended
	March 31,
	2025	2024
Net revenue:
United States	$2,580,716	$2,550,610
International	51,332	62,070
Consolidated net revenue	$2,632,048	$2,612,680

Note 12—Recent Accounting Pronouncements

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

Note 13—Commitments, Contingent Liabilities, and Legal Proceedings

On July 22, 2024, we entered into an Agreement and Plan of Merger to acquire Rotech for $1.36 billion in cash. Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the U.S. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The transaction is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart Scott Rodino Act, and is expected to close in the first half of 2025. We have financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price. The Company and Rotech have entered into a timing agreement with the Federal Trade Commission (FTC) under which the FTC will have until June 10, 2025 to complete its review of the transaction.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for disclosure of other material contractual obligations.

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of March 31, 2025 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 14—Shareholders Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

During the three months ended March 31, 2025, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $1.5 million, or an average price per share of $8.66.

Note 15—Subsequent Events

On April 4, 2025, we completed the sale of $1.0 billion aggregate principal amount of 10.000% Senior Secured Notes due 2030 (the New Notes) in a private offering (the Offering) to persons reasonably believed to be “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States in offshore transactions pursuant to Regulation S under the Securities Act. The Offering was in connection with the financing of our previously announced proposed acquisition of Rotech (Acquisition). At the closing of the Offering, the gross proceeds were placed into a segregated escrow account where they will be held for the benefit of the holders of the New Notes pending the consummation of the Acquisition.

Upon consummation of the Acquisition, we intend to use the net proceeds of the Offering, together with cash on hand and expected borrowings under a new senior secured incremental term loan B facility to finance the consummation of the Acquisition and other related transactions contemplated by the merger agreement, including the repayment of Rotech debt and to pay Acquisition related fees and expenses. Any remaining net proceeds will be used for working capital and general corporate purposes.

If the Acquisition is not consummated on or prior to October 6, 2025, or upon the occurrence of certain other events, the proceeds will not be released to consummate the Acquisition and related transactions, but instead will be released for the purpose of redeeming the New Notes pursuant to a “Special Mandatory Redemption” in accordance with the procedures set forth in the indenture governing the New Notes. The Special Mandatory Redemption price will be a price equal to 100% of the initial issue price of the New Notes plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2024. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a global healthcare solutions company. Our business has two distinct segments: Products & Healthcare Services (P&HS) and Patient Direct. The Products & Healthcare Services segment includes our U.S. distribution division (Medical Distribution), including outsourced logistics and value-added services, and our Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions.

Net (loss) per share was $(0.32) for the three months ended March 31, 2025 as compared to net (loss) per share of $(0.29) for the three months ended March 31, 2024. Our financial results for the three months ended March 31, 2025 as compared to the prior year period were impacted by acquisition-related charges of $16 million related to the planned acquisition of Rotech Healthcare Holdings Inc. (Rotech), a $3.9 million increase in exit and realignment charges, net, partially offset by a decrease in intangible amortization of $6.5 million.

Net (loss) per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $(0.03) for the three months ended March 31, 2025.

Products & Healthcare Services segment operating income was $1.2 million for the three months ended March 31, 2025, compared to $11 million for the three months ended March 31, 2024. This decrease was primarily driven by a $17 million decrease in net revenue, partially offset by a reduction in teammate benefit costs of $10 million. Patient Direct segment operating income was $60 million for the three months ended March 31, 2025, compared to $46 million for the three months ended March 31, 2024. This segment’s results reflect revenue growth of 5.7% and a reduction in teammate benefits costs of $5.9 million.

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

Planned Acquisition of Rotech

On July 22, 2024, we entered into an agreement and plan of merger to acquire Rotech for $1.36 billion in cash (the Acquisition). Given anticipated tax benefits of approximately $40 million from the transaction, the net purchase price is approximately $1.32 billion. Rotech is a national leader in providing home medical equipment in the U.S. The definitive agreement contains certain termination rights for the Company and Rotech. In the event that we terminate the contract, we will be required to pay Rotech a termination fee of $70 million. The Acquisition is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, and is expected to close in the first half of 2025. We have financing in place and expect to use a combination of cash and incremental borrowings to fund the purchase price. The Company and Rotech have entered into a timing agreement with the Federal Trade Commission (FTC) under which the FTC will have until June 10, 2025 to complete its review of the transaction.

Results of Operations

Net revenue.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Products & Healthcare Services	$1,958,164	$1,974,837	$(16,673)	(0.8)%
Patient Direct	673,884	637,843	36,041	5.7%
Net revenue	$2,632,048	$2,612,680	$19,368	0.7%

Net revenue for the three months ended March 31, 2025, was negatively impacted by approximately $41 million as a result of one less sales day during the period compared to the same period in 2024. The Products & Healthcare Services net revenue decrease was primarily driven by one less sales day along with a decline in our Global Products division due to competitive pricing pressures, including glove pricing. The increase in our Patient Direct segment net revenue for the three months ended March 31, 2025 was driven primarily by growth across a number of product categories, including diabetes and sleep supplies.

Foreign currency translation had an unfavorable impact on net revenue of $1.7 million for the three months ended March 31, 2025 as compared to the prior year period.

Cost of goods sold.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of goods sold	$2,106,035	$2,077,151	$28,884	1.4%

The increase in cost of goods sold for the three months ended March 31, 2025 reflects the increased cost associated with net revenue growth of 0.7% and a rise in commodity input costs, partially offset by cost avoidance associated with certain procurement activities.

Foreign currency translation had an unfavorable impact on cost of goods sold of $1.6 million for the three months ended March 31, 2025 as compared to the prior year period.

Gross profit.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Gross profit	$526,013	$535,529	$(9,516)	(1.8)%
As a % of net revenue	19.98%	20.50%

The changes in gross profit for the three months ended March 31, 2025 were driven by the same factors impacting net revenue and cost of goods sold.

Foreign currency translation had an unfavorable impact on gross profit of $3.3 million for the three months ended March 31, 2025 as compared to the prior year period.

Operating expenses.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Distribution, selling and administrative expenses	$462,352	$477,613	$(15,261)	(3.2)%
As a % of net revenue	17.57%	18.28%
Acquisition-related charges and intangible amortization	$29,674	$20,313	$9,361	46.1%
Exit and realignment charges, net	$31,226	$27,356	$3,870	14.1%
Other operating expense, net	$2,637	$551	$2,086	378.6%

The decrease in Distribution, selling and administrative expenses (DS&A) expenses for the three months ended March 31, 2025 was driven primarily by a reduction in teammate benefits costs of $16 million and expense savings from operating efficiencies, partially offset by inflationary expense increases.

Foreign currency translation had a favorable impact on DS&A of $0.4 million for the three months ended March 31, 2025 as compared to the prior year period.

Acquisition-related charges were $16 million for the three months ended March 31, 2025 and consisted of costs related to the planned acquisition of Rotech, which related primarily to legal and professional fees. We incurred no acquisition related charges for the three months ended March 31, 2024. Intangible amortization was $14 million for the three months ended March 31, 2025 and $20 million for the three months ended March 31, 2024 relating primarily to intangible assets acquired in the Apria, Halyard, and Byram acquisitions. The decrease was due to certain intangible assets that were fully amortized in 2024.

Exit and realignment charges, net were $31 million for the three months ended March 31, 2025. These charges primarily related to (1) kitting and manufacturing initiatives of $10 million (2) professional fees associated with the potential sale of our P&HS segment of $7.1 million, (3) an accounts receivable provision of $6.8 million associated with Fusion 5, which is no longer part of our core operations (4) $5.7 million in professional fees associated with Patient Direct strategic initiatives and (5) $1.5 million of other charges. Exit and realignment charges, net were $27 million for the three months ended March 31, 2024. These charges primarily related to (1) the 2023-2024 Operating Model Realignment Program of $33 million, including professional fees, severance, and other costs to streamline functions and processes and (2) costs related to IT strategic initiatives such as converting certain divisions to common IT systems of $1.2 million partially offset by (3) a $7.4 million gain on the sale of our corporate headquarters.

The change in other operating expense, net for the three months ended March 31, 2025 as compared to the prior year reflects an unfavorable change of $1.1 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year.

Interest expense, net.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$33,959	$35,655	$(1,696)	(4.8)%
Effective interest rate	6.94%	7.13%

Interest expense, net for the three months ended March 31, 2025 decreased due to lower average outstanding borrowings of $169 million and a decrease in the effective interest rate of 19 basis points as compared to the three months ended March 31, 2024, partially offset by a decrease in interest income. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Other expense, net.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Other expense, net	$1,239	$1,153	$86	7.5%

Other expense, net for the three months ended March 31, 2025 and 2024 includes interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax benefit	$(10,092)	$(5,226)	$(4,866)	(93.1)%
Effective tax rate	28.8%	19.3%

The change in the effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 resulted primarily from changes in results of operations in the jurisdictions in which we operate and changes in forecasted results reflected in the tax rates.

Adjusted EBITDA

We use Adjusted EBITDA, a financial measure that is not in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, to analyze our financial results. In general, non-GAAP measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends.

We believe Adjusted EBITDA is useful to investors as a supplemental metric to assist readers in assessing our financial performance and in comparing our performance to that of our competitors. However, this non-GAAP measure may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

Adjusted EBITDA should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and financial results calculated in accordance with GAAP and this reconciliation to those financial statements set forth below should be carefully evaluated.

The following table presents the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss, as reported (GAAP)	$(24,982)	$(21,886)
Income tax benefit	(10,092)	(5,226)
Interest expense, net	33,959	35,655
Acquisition-related charges and intangible amortization (1)	29,674	20,313
Exit and realignment charges, net (2)	31,226	27,356
Other depreciation and amortization (3)	46,168	48,014
Stock compensation (4)	6,598	6,176
LIFO charges (5)	8,610	5,438
Litigation and related charges (6)	270	—
Other (7)	424	430
Adjusted EBITDA (non-GAAP)	$121,855	$116,270

(1)	Acquisition-related charges consist primarily of one-time costs related to the planned acquisition of Rotech, which consisted primarily of legal and professional fees. For the three months ended March 31, 2025, we incurred $16 million of acquisition-related costs. We incurred no acquisition related charges for the three months ended March 31, 2024. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, such as advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.
(2)	Exit and realignment charges, net were $31 million for the three months ended March 31, 2025. These charges primarily related to (1) kitting and manufacturing initiatives of $10 million (2) professional fees associated with the potential sale of our P&HS segment of $7.1 million, (3) an accounts receivable provision of $6.8 million associated with Fusion 5, which is no longer part of our core operations (4) $5.7 million in professional fees associated with Patient Direct strategic initiatives and (5) $1.5 million of other charges. Exit and realignment charges, net were $27 million for the three months ended March 31, 2024. These charges primarily related to (1) the 2023-2024 Operating Model Realignment Program of $33 million, including professional fees, severance, and other costs to streamline functions and processes and (2) costs related to IT strategic initiatives such as converting certain divisions to common IT systems of $1.2 million partially offset by (3) a $7.4 million gain on the sale of our corporate headquarters. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.
(3)	Other depreciation and amortization relates to property and equipment and capitalized computer software, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges.
(4)	Stock compensation include share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges.
(5)	LIFO charges include non-cash adjustments to merchandise inventories valued at the lower of cost or market, with the approximate cost determined by the last-in, first-out (LIFO) method for distribution inventories in the U.S. within our P&HS segment.
(6)	Litigation and related charges includes settlement costs and related charges of legal matters within our Patient Direct segment. These costs do not occur in the ordinary course of our business and are inherently unpredictable in timing and amount.
(7)	For the three months ended March 31, 2025 and 2024, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the U.S.

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

			Change
(Dollars in thousands)	March 31, 2025	December 31, 2024	$	%
Cash and cash equivalents	$59,436	$49,382	$10,054	20.4%
Accounts receivable, net	$580,175	$690,241	$(110,066)	(15.9)%
DSO (1)	19.6	23.3
Merchandise inventories	$1,408,539	$1,131,879	$276,660	24.4%
Inventory days (2)	60.2	49.2
Accounts payable	$1,380,736	$1,228,691	$152,045	12.4%
(1)Based on period end accounts receivable and net revenue for the quarters ended March 31, 2025 and December 31, 2024. Consolidated DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the Receivables Sale Program. Excluding the impact of the Receivables Sale Program, consolidated DSO would have been 26.4 as of March 31, 2025 and 25.7 as of December 31, 2024.
(2)Based on period end merchandise inventories and cost of goods sold for the quarters ended March 31, 2025 and December 31, 2024.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net cash (used for) provided by:
Operating activities	$(35,066)	$(52,962)
Investing activities	(48,200)	(1,870)
Financing activities	92,778	53,320
Effect of exchange rate changes	542	(618)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,054	$(2,130)

Cash used for operating activities in the first three months of 2025 reflected unfavorable changes in working capital including an increase in inventories ahead of the opening of two new large distribution centers as well as in anticipation of tariffs and payment of accrued teammate benefits, partially offset by an increase in accounts payable primarily related to inventory purchases, a $130 million benefit from accounts receivable sold under the Receivables Sale Program and cash provided by operating income. Cash used for operating activities in the first three months of 2024 reflected unfavorable changes in working capital and cash provided by operating income. Unfavorable working capital is typical during the first quarter of the year due to the nature of our business and the annual payment of teammate incentives.

Cash used for investing activities in the first three months of 2025 included capital expenditures of $65 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, offset by $17 million in proceeds from sale of patient service equipment and other fixed assets. Cash used for investing activities in the first three months of 2024 included capital expenditures of $49 million, primarily for patient service equipment, other fixed assets and capitalized software, offset by $50 million in proceeds from sales of patient service equipment and other fixed assets which included $34 million in gross proceeds related to the sale of our corporate headquarters.

Cash provided by financing activities in the first three months of 2025 included net borrowings of $98 million under our Revolving Credit Facility for the first three months of 2025. Cash provided by financing activities in the first three months of 2024 included repayments of term loans of $4.6 million. We had no borrowings under our Revolving Credit Facility for the first three months of 2024 and had net borrowings of $66 million under our amended Receivables

Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $2.6 million for the first three months of 2024.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Sale Program (as defined below), and our Revolving Credit Agreement.

On October 18, 2024, O&M Funding and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with financial institutions from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Total accounts receivable sold under the Receivables Sale Program and net cash proceeds were $343 million for the three months ended March 31, 2025. We collected $209 million of the sold accounts receivable for the three months ended March 31, 2025. The losses on sales of accounts receivable are recorded in other operating expense, net in the condensed consolidated statements of operations and were $2.1 million for the three months ended March 31, 2025.

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

At March 31, 2025 we had $98 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At March 31, 2025 and December 31, 2024 we had letters of credit, which reduce Revolver availability, totaling $34 million and $31 million, leaving $318 million and $419 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $3.4 million and $2.9 million as of March 31, 2025 and December 31, 2024.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Sale Program, the 4.500% senior unsecured notes due in March 2029, and the 6.625% senior unsecured notes due in April 2030 contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2025.

On April 4, 2025, we completed the sale of $1.0 billion aggregate principal amount of 10.000% senior secured notes due 2030 (the New Notes) in a private offering (the Offering) to persons reasonably believed to be “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and to certain non-U.S. persons outside the United States in offshore transactions pursuant to Regulation S under the Securities Act. The Offering was conducted in connection with the financing of the Company’s previously announced proposed acquisition of Rotech. At the closing of the Offering, the gross proceeds were placed into a segregated escrow account where they will be held for the benefit of the holders of the New Notes pending the consummation of the proposed acquisition of Rotech.

If the Acquisition is not consummated on or prior to October 6, 2025, or upon the occurrence of certain other events, the proceeds will not be released to consummate the Acquisition and related transactions, but instead will be released for the purpose of redeeming the New Notes pursuant to a “Special Mandatory Redemption” in accordance with the procedures set forth in the indenture governing the New Notes. The Special Mandatory Redemption price will be a price equal to 100% of the initial issue price of the New Notes plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

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

On February 26, 2025, the Owens & Minor Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, Owens & Minor may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans. During the three months ended March 31, 2025, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate $1.5 million, or an average price per share of $8.66.

We believe cash generated by operating activities, available financing sources, and borrowings under the Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the U.S. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $27 million and $22 million at March 31, 2025 and December 31, 2024. As of March 31, 2025, we are permanently reinvested in our foreign subsidiaries.

Contractual Obligations

For disclosure of material contractual obligations, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 13 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2025.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 12 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2025.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	our ability to successfully complete a transaction related to the potential sale of our Products & Healthcare Services segment;

●	uncertainties related to trade policy and tariffs;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, close, manage or integrate acquisitions, including Rotech;
●	our ability to successfully implement our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions, including tariffs, and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	our ability to meet the terms to qualify for supplier funding programs;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;

●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through March 31, 2025, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through March 31, 2025, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through March 31, 2025, there have been no material changes in the risk factors described in such Annual Report, with the exception of the following added risk factors:

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition may have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, may adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs increase the cost to us of products we import, which in turn has required us to increase the price of certain of our products in our Products & Healthcare Services segment and may require us to make additional price increases on our products, which together with the surcharges and price increases may adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products; and could hinder collection efforts in our Products & Healthcare Services segment. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability may decline. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on us and on our business partners remains highly uncertain and subject to rapid change. In addition, certain governments have implemented policies to induce re-shoring of supply chains, reduce reliance on imported supplies and promote national production.

Risks Related to a Sale of Our Products & Healthcare Services Segment

We may sell our Product & Healthcare Services segment, and there may be negative impacts on our business, financial results, and operations.

On February 28, 2025, we announced that we are actively engaged in discussions regarding the potential sale of our Products & Healthcare Services segment.

Although we are actively engaged in discussions regarding the potential sale of the Products & Healthcare Services segment, there is no set timetable for the potential sale, and we have not entered into any definitive documentation with respect to any such sale. Unanticipated developments, including disruptions to our business due to macro-economic factors or otherwise, market conditions, negotiating challenges, the uncertainty of the financial markets, changes in the law, and challenges in negotiation and consummation of a sale, could delay or prevent a sale of the Products & Healthcare Services segment. There can be no assurance that any current or future discussions will lead to a sale of the Products & Healthcare Services segment, or as to the timing, structure or terms of any such sale.

If we are able to negotiate and consummate a sale of the Products & Healthcare Services segment, then following any such sale, we will be a smaller, less diversified company with a single segment, Patient Direct. If we complete the sale of our Products & Healthcare Services segment, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the diversification of revenue, costs, and cash flows will diminish, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished.

Even if we are able to consummate a sale of the Products & Healthcare Services segment, we may be unable to achieve the full strategic and financial benefits that we believe we may be able to achieve through a sale of our Products & Healthcare Services segment, or such benefits may be delayed or may never occur at all. For example, we believe a sale could provide the following benefits, among others:

●	directing capital toward the higher growth and higher margin Patient Direct segment;

●	applying proceeds from any such sale to repay certain of our indebtedness; and

●	deleveraging the business from any such sale to repay certain of our indebtedness.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the sale process will be abandoned, or will otherwise not be completed, (ii) the proceeds that we receive for our Products & Healthcare Services segment are less than we expected, (iii) the possibility that we may not benefit as expected from the increased focus on our Patient Direct segment and simpler business model made possible by the sale, (iv) the risk of litigation, injunctions or other legal proceedings relating to the sale, (v) unforeseen costs and expenses that will be incurred in connection with the sale process and (vi) the sale will require significant amounts of management time and effort, which may divert management attention from operating and growing the Patient Direct segment. If we fail to achieve some or all of the benefits we expect to achieve as a result of the sale of our Products & Healthcare Services segment, or if such benefits are delayed, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We have already incurred expenses in connection with exploring a sale of the Products & Healthcare Services segment and expect that the process of negotiating and ultimately consummating any ultimate sale will be time-consuming and involve significant additional costs and expenses. Furthermore, we expect that any sale of Products & Healthcare Services segment will result in division costs, which may be greater than we anticipate and/or may be significant.

Furthermore, the sale process could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, teammate retention could be negatively impacted. If key teammates depart because of concerns relating to the uncertainty, our business could be harmed. Investor perceptions about the announcement could have a negative impact on the trading prices of our debt.

In connection with any sale of the Products & Healthcare Services segment, we may be required to provide certain transitional services which may divert management’s attention and harm our business.

In connection with any sale of the Products & Healthcare Services segment, we anticipate that we may be required to provide certain services to a buyer for a transitional period. Any such transitional services arrangements may be in exchange for fees that do not fully compensate us for the cost of providing such transitional services and may also divert management’s attention and resources, any of which could harm our business.

Certain contracts used in our business may need to be replaced in connection with any sale of the Products & Healthcare Services segment and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.

In connection with any sale of Products & Healthcare Services segment, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity by month during the three months ended March 31, 2025.

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
Total	173		173

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.
(2)	During the three months ended March 31, 2025, we repurchased and retired approximately 0.2 million shares of our common stock in open market transactions for an aggregate of $1.5 million.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

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

Owens & Minor, Inc.
(Registrant)

Date: May 8, 2025	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: May 8, 2025	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer