Form 10-Q
period 2025-06-30
OWENS & MINOR INC/VA/
filed 2025-08-11
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2025 was 77,244,161 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net revenue	$681,917	$660,401	$1,355,801	$1,298,244
Operating costs and expenses:
Cost of net revenue	357,315	344,372	711,957	682,623
Selling, general and administrative expenses	267,853	269,919	530,223	540,132
Transaction breakage fee	80,000	—	80,000	—
Acquisition-related charges and intangible amortization	13,918	13,761	37,374	28,050
Exit and realignment charges, net	2,541	15,427	16,166	23,547
Total operating costs and expenses	721,627	643,479	1,375,720	1,274,352
Operating (loss) income	(39,710)	16,922	(19,919)	23,892
Interest expense, net	26,009	25,588	50,223	50,997
Transaction financing fees, net	18,288	—	18,288	—
Other expense, net	942	816	1,917	1,701
Loss from continuing operations before income taxes	(84,949)	(9,482)	(90,347)	(28,806)
Income tax benefit	(1,127)	(2,740)	(2,715)	(8,671)
Loss from continuing operations, net of tax	(83,822)	(6,742)	(87,632)	(20,135)
Loss from discontinued operations, net of tax	(785,236)	(25,171)	(806,408)	(33,664)
Net loss	$(869,058)	$(31,913)	$(894,040)	$(53,799)

Basic loss per common share:
Loss from continuing operations	$(1.09)	$(0.09)	$(1.14)	$(0.26)
Loss from discontinued operations	(10.21)	(0.33)	(10.46)	(0.44)
Net loss	$(11.30)	$(0.42)	$(11.60)	$(0.70)

Diluted loss per common share:
Loss from continuing operations	$(1.09)	$(0.09)	$(1.14)	$(0.26)
Loss from discontinued operations	(10.21)	(0.33)	(10.46)	(0.44)
Net loss	$(11.30)	$(0.42)	$(11.60)	$(0.70)

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(869,058)	$(31,913)	$(894,040)	$(53,799)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	14,773	(5,302)	20,730	(18,568)
Change in unrecognized net periodic pension costs	88	199	883	434
Change in gains and losses on derivative instruments	(869)	(204)	(2,488)	1,208
Total other comprehensive income (loss), net of tax	13,992	(5,307)	19,125	(16,926)
Comprehensive loss	$(855,066)	$(37,220)	$(874,915)	$(70,725)

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$38,258	$27,572
Accounts receivable, net	196,379	218,270
Inventories	69,227	67,581
Other current assets	104,011	82,240
Current assets held for sale - discontinued operations	1,890,638	1,625,354
Total current assets	2,298,513	2,021,017
Patient service equipment and other fixed assets, net	259,301	249,283
Operating lease assets	120,188	126,928
Goodwill	1,228,140	1,228,140
Intangible assets, net	194,924	210,056
Other assets, net	53,479	89,539
Noncurrent assets held for sale - discontinued operations	—	731,193
Total assets	$4,154,545	$4,656,156
Liabilities and equity
Current liabilities
Accounts payable	$357,037	$359,927
Accrued payroll and related liabilities	52,508	73,678
Current portion of long-term debt	383,000	42,866
Other current liabilities	421,739	294,685
Current liabilities held for sale - discontinued operations	1,460,239	1,080,896
Total current liabilities	2,674,523	1,852,052
Long-term debt, excluding current portion	1,594,745	1,798,393
Operating lease liabilities, excluding current portion	80,982	89,466
Deferred income taxes, net	345	19,436
Other liabilities	84,960	72,551
Noncurrent liabilities held for sale - discontinued operations	—	237,894
Total liabilities	4,435,555	4,069,792
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,197 shares and 77,199 shares	154,393	154,398
Paid-in capital	466,701	454,151
(Accumulated deficit) retained earnings	(871,885)	27,159
Accumulated other comprehensive loss	(30,219)	(49,344)
Total (deficit) equity	(281,010)	586,364
Total liabilities and equity	$4,154,545	$4,656,156

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(894,040)	$(53,799)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	120,552	137,974
Goodwill impairment charge	106,389	—
Loss on classification to held for sale	649,140	—
Share-based compensation expense	14,989	13,601
Deferred income tax benefit	(12,308)	(9,029)
Changes in operating lease right-of-use assets and lease liabilities	14,411	3,766
Gain from sale and dispositions of patient service equipment and other fixed assets	(9,322)	(27,876)
Changes in operating assets and liabilities:
Accounts receivable, net	141,875	(68,118)
Inventories	(155,576)	(123,077)
Accounts payable	145,324	203,371
Net change in other assets and liabilities	(124,712)	(19,517)
Other, net	5,822	5,891
Cash provided by operating activities	2,544	63,187
Investing activities:
Additions to patient service equipment and other fixed assets	(123,576)	(90,379)
Proceeds from sale of patient service equipment and other fixed assets	35,004	67,026
Additions to computer software	(10,635)	(4,829)
Other, net	(1,910)	(8,858)
Cash used for investing activities	(101,117)	(37,040)
Financing activities:
Borrowings under amended Receivables Financing Agreement	—	667,300
Repayments under amended Receivables Financing Agreement	—	(667,300)
Borrowings under Revolving Credit Facility	1,630,184	—
Repayments under Revolving Credit Facility	(1,495,184)	—
Repayments of debt	—	(12,375)
Repurchase of common stock	(6,656)	—
Other, net	(3,867)	(12,545)
Cash provided by (used for) financing activities	124,477	(24,920)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,801	(682)
Net increase in cash, cash equivalents and restricted cash	27,705	545
Cash, cash equivalents and restricted cash at beginning of period	49,382	272,924
Cash, cash equivalents and restricted cash at end of period	$77,087	$273,469
Supplemental disclosure of cash flow information:
Income taxes paid, net	$5,458	$5,240
Interest paid	$65,845	$70,819
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$73,437	$76,373

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficit)

(unaudited)

		Common			Accumulated
	Common	Stock		Retained	Other
	Shares	($2 par	Paid-In	Earnings	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	(Accumulated Deficit)	Loss	Equity (Deficit)
Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	154,439	459,731	1,020	(44,211)	570,979
Net loss	—	—	—	(869,058)	—	(869,058)
Other comprehensive income	—	—	—	—	13,992	13,992
Share-based compensation expense, exercises and other	630	1,260	6,970	—	—	8,230
Shares repurchased and retired	(653)	(1,306)	—	(3,847)	—	(5,153)
Balance, June 30, 2025	77,197	$154,393	$466,701	$(871,885)	$(30,219)	$(281,010)

Balance, December 31, 2023	76,546	$153,092	$434,185	$389,845	$(31,818)	$945,304
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	152,897	438,587	367,959	(43,437)	916,006
Net loss	—	—	—	(31,913)	—	(31,913)
Other comprehensive loss	—	—	—	—	(5,307)	(5,307)
Share-based compensation expense, exercises and other	559	1,199	1,855	—	—	3,054
Balance, June 30, 2024	77,008	$154,096	$440,442	$336,046	$(48,744)	$881,840

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The unaudited condensed consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (the Company, we, us, or our) and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. In connection with the contemplated sale of our Products & Healthcare Services (P&HS) segment as detailed in the discontinued operations and assets held-for-sale section below, we determined that our continuing operations’ business activities comprise a single operating and reportable segment. This determination is in accordance with ASC No. 280, Segment Reporting.

Revision of Prior Period Consolidated Financial Statements. We revised our prior period financial statements to correct for a prior period accounting error that impacted our beginning retained earnings balance and total equity. The error, which was discovered during the first quarter of 2025, related to the over accrual of accounts payable that had accumulated over multiple years.

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

Discontinued Operations and Assets Held-for-Sale. On February 28, 2025, we announced that we are actively engaged in discussions regarding the contemplated sale of our P&HS segment. We are in the final stages of our process for the divestiture and have concluded the P&HS segment has met the accounting requirements to be classified as discontinued operations and held for sale as of June 30, 2025. During this process we remain committed to serving our P&HS segment customers. In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Condensed Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. unless otherwise noted. See Note 3 for additional information regarding discontinued operations and assets held for sale.

Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Significant estimates are used for, but are not limited to, variable consideration, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, estimated fair values of the net assets acquired in business combinations, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in the United States (U.S.). Cash that has restrictions on its availability to us would be classified as restricted cash. There was no restricted cash as of June 30, 2025 and December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents reported within the accompanying condensed consolidated balance sheets that sum to the total of those same amounts presented in the accompanying condensed consolidated statements of cash flows.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$38,258	$27,572
Cash and cash equivalents of held for sale - discontinued operations	38,829	21,810
Total cash and cash equivalents	$77,087	$49,382

Book overdrafts represent the amount of outstanding checks issued in excess of related bank balances and are included in accounts payable in our condensed consolidated balance sheets, as they are similar to trade payables and are not subject to finance charges or interest. Changes in book overdrafts are classified as operating activities in our condensed consolidated statements of cash flows.

Accounts Receivable, Net. Due to the nature of our industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim amount or account review.

Included in accounts receivable were earned but unbilled receivables of $34 million as of June 30, 2025 and $30 million as of December 31, 2024. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

Inventories. Inventories, which primarily include medical supplies to be sold to customers, are determined using the first-in, first-out or weighted-average cost method at the lower of cost or net realizable value. We periodically evaluate whether inventory valuation allowance adjustments are required. In our evaluation, we review for obsolete inventory and slow-moving inventory which includes consideration of recent sales trends. We write down inventories which are considered excess and obsolete as a result of these assessments within cost of net revenue. Shifts in market trends and conditions, as well as changes in customer or payor preferences and behavior could affect the value of our inventories.

Patient Service Equipment and Other Fixed Assets, Net. Patient service equipment consists of medical equipment rented to customers, primarily on a month-to-month basis, as well as equipment that may be sold. Patient service equipment depreciation expense is classified in our condensed consolidated statements of operations within cost of net revenue for equipment rented to customers. Other fixed assets, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is generally computed on a straight-line method over the estimated useful lives of the assets. In general, the estimated useful lives for computing depreciation are one to 10 years for patient service equipment, and up to 15 years for other fixed assets. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale.

Leases. We account for all of our lease arrangements, including for real estate, trucks, and patient service equipment, as operating leases. We enter into non-cancelable agreements to lease most of our office, branch and warehouse facilities with remaining terms generally ranging from one to seven years. Certain building leases include renewal options which the exercise of is at our sole discretion. We generally do not include options to renew (or terminate) in our lease term, as part of our right-of-use assets and lease liabilities, as we generally do not have leases for which we believe we are reasonably certain to exercise those options. Leases with a term of 12 months or less are not recorded on the condensed consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable lives of right-of-use assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

We evaluate goodwill for impairment annually, as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value does not exceed the carrying amount, then a quantitative test is performed.

Intangible Assets, Net. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the condensed consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Intangible assets are generally amortized over one to 15 years based on their pattern of economic benefit or on a straight-line basis. We suspend amortization on assets that are held for sale.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the condensed consolidated balance sheets. Unamortized software at June 30, 2025 and December 31, 2024 was $17 million and $26 million.

Long-Lived Asset Impairment Evaluation. Long-lived assets, which include patient service equipment, finite-lived intangible assets, right-of-use assets, unamortized software costs, and other fixed assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for the potential impairments by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows.

Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or the historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the condensed consolidated balance sheets and were $27 million at June 30, 2025 and December 31, 2024.

Revenue Recognition. Revenues are primarily recognized under fee-for-service arrangements for sales of supplies, equipment and other items we sell to customers and equipment we rent to customers. Revenue for sales of products, including equipment and supplies, is recognized when control of the promised goods is transferred to customers and is presented net of applicable sales taxes. Revenue generated from equipment that we rent to customers is primarily recognized as earned on a straight-line basis over the non-cancellable rental period, typically one month, and commences on delivery of the equipment to the customers.

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements for the three and six months ended June 30, 2025 were $511 million and $1.0 billion and $491 million and $960 million for the three and six months ended June 30, 2024. Rental revenues inclusive of amounts recognized under capitation arrangements for the three and six months ended June 30, 2025 were $171 million and $341 million and $170 million and $338 million for the three and six months ended June 30, 2024.

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $61 million and $121 million for the three and six months ended June 30, 2025 and $59 million and $119 million for the three and six months ended June 30, 2024.

The following table summarizes net revenue by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Diabetes	$191,056	$194,361	$378,416	$374,351
Sleep therapy	181,622	170,237	363,481	342,274
Home respiratory therapy	109,526	109,687	218,132	218,495
Ostomy	51,893	47,059	101,392	91,626
Wound care	46,822	47,156	93,468	90,393
Urology	28,696	25,645	56,839	50,634
Other	72,302	66,256	144,073	130,471
Net revenue	$681,917	$660,401	$1,355,801	$1,298,244

The following table summarizes net revenue by payor type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Commercial payors (1)	$550,828	$535,626	$1,094,356	$1,053,039
Medicare	121,724	114,573	242,054	225,042
Medicaid	9,365	10,202	19,391	20,163
Net revenue	$681,917	$660,401	$1,355,801	$1,298,244

(1) Includes revenue from Medicare Advantage Payors of approximately $178 million and $172 million for the three months ended June 30, 2025 and 2024 and approximately $349 million and $337 million for the six months ended June 30, 2025 and 2024.

Cost of Net Revenue. Cost of net revenue includes the cost of products sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment.  Cost of product sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $14 million and $26 million for the three and six months ended June 30, 2025 and $5.2 million and $15 million for the three and six months ended June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of product sold	$319,517	$305,496	$636,906	$603,864
Patient service equipment depreciation	31,883	31,621	63,566	64,039
Other costs	5,915	7,255	11,485	14,720
Cost of net revenue	$357,315	$344,372	$711,957	$682,623

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include compensation costs, expenses for selling and administrative functions, shipping and handling costs and certain depreciation and amortization expense.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in the condensed consolidated statements of operations and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $72 million and $139 million for the three and six months ended June 30, 2025 and $68 million and $137 million for the three and six months ended June 30, 2024.

Share-Based Compensation. We account for share-based compensation to teammates at fair value and recognize the related expense primarily in SG&A expenses over the service period for awards expected to vest. The fair value of non-vested performance shares is dependent upon our assessment of the probability of achievement of financial targets for the performance period.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized. When we have claimed tax benefits that may be challenged by a tax authority, an estimate of the effect of these uncertain tax positions is recorded. It is our policy to provide for uncertain tax positions and related interest and penalties based upon an assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the tax outcome of these uncertain tax positions changes, based on our assessment, such changes in estimate may impact the income tax provision in the period in which such determination is made.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The estimated fair value of our reporting unit determined during a quantitative review of goodwill utilizes unobservable inputs (Level 3).The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 8 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 10 for the fair value of derivatives.

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the terminated acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. For the three and six months ended June 30, 2025, we incurred $6.4 million and $22 million of acquisition-related costs. Acquisition-related charges were $3.7 million for the three and six months ended June 30, 2024 consisting of costs related to the terminated Rotech transaction. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

Transaction Breakage Fee. As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Hitchcock Merger Sub Inc. (Merger Sub) mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, we incurred and made a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025.

Exit and Realignment Charges, Net. Exit and realignment charges, net consist of costs associated with optimizing our operations including significant changes to certain processes to increase net revenue and lower costs along with costs related to IT strategic initiatives and other strategic actions. These costs include, but are not limited to, professional fees, severance and other costs to streamline functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. Severance benefits are generally recorded when payment is considered probable and reasonably estimable. These costs are not normal, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Note 2—Significant Concentration Risks

During the six months ended June 30, 2025, our two largest commercial payors represented approximately 24% and 14% of our net revenue, derived from multiple separately managed contracts. Revenue reimbursed under arrangements with Medicare and state Medicaid programs was approximately 19% of our net revenue for the six months ended June 30, 2025. During the six months ended June 30, 2025, three suppliers each contributed between 10% and 25% of our patient service equipment and supplies purchases collectively accounting for approximately 46% of our total purchases.

Note 3—Discontinued Operations and Assets Held-for-Sale

On February 28, 2025, we announced that we are actively engaged in discussions regarding the contemplated sale of our P&HS segment. We are in the final stages of our process for the divestiture and have concluded the P&HS segment has met the accounting requirements to be classified as discontinued operations and assets held for sale as of June 30, 2025. During this process we remain committed to serving our P&HS segment customers.

In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and assets held for sale and, as such, have been excluded from continuing operations for all periods presented. Accordingly, the results of operations from our P&HS segment are reported in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations, net of tax” for the three and six months ended June 30, 2025 and 2024, and the related assets and liabilities are classified as held-for-sale as of June 30, 2025 and December 31, 2024 in the accompanying condensed consolidated balance sheets. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

As of June 30, 2025 the remaining P&HS goodwill balance of $106 million was fully impaired. Our sale process provided a basis for the fair value of the P&HS segment, which includes the Global Products reporting unit. We recognized a loss of $649 million in connection with the classification of the related assets and liabilities as held-for-sale, based on the estimated fair value, less costs to sell. The fair value of the P&HS segment was determined from information received during our sale process. Subsequent changes in fair value will be recorded within discontinued operations and assets held for sale.

The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$1,979,810	$2,010,605	$3,937,974	$3,985,442
Cost of goods sold	1,779,250	1,782,480	3,530,643	3,521,380
Gross profit	200,560	228,125	407,331	464,062
Distribution, selling, and administrative expenses	208,114	201,914	409,355	409,482
Acquisition-related charges and intangible amortization	6,331	6,223	12,549	12,247
Exit and realignment charges, net	14,990	13,866	32,591	33,102
Goodwill impairment charge	106,389	—	106,389	—
Loss on classification to held for sale	649,140	—	649,140	—
Other operating expense, net	3,329	2,745	4,706	3,127
Operating (loss) income	(787,733)	3,377	(807,399)	6,104
Interest expense, net	10,447	10,311	20,192	20,557
Other expense	265	389	530	658
Loss from discontinued operations before income taxes	(798,445)	(7,323)	(828,121)	(15,111)
Income tax (benefit) provision for discontinued operations	(13,209)	17,848	(21,713)	18,553
Loss from discontinued operations, net of taxes	$(785,236)	$(25,171)	$(806,408)	$(33,664)

The assets and liabilities of the P&HS segment reflected on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, are as follows:

	June 30,	December 31,
	2025	2024
Assets held for sale - discontinued operations
Cash and cash equivalents	$38,829	$21,810
Accounts receivable, net	359,187	471,971
Merchandise inventories	1,224,912	1,064,298
Intercompany receivable	160,000	—
Other current assets, net	131,561	67,275
Property and equipment, net	267,025	—
Operating lease assets	271,444	—
Intangible assets, net	76,771	—
Deferred tax assets	10,049	—
Valuation allowance on disposal group classified as held for sale	(649,140)	—
Current assets held for sale - discontinued operations	1,890,638	1,625,354
Property and equipment, net	—	260,064
Operating lease assets	—	228,699
Goodwill	—	103,140
Intangible assets, net	—	88,670
Deferred tax assets	—	6,726
Other noncurrent assets, net	—	43,894
Total assets held for sale - discontinued operations	$1,890,638	$2,356,547
Liabilities held for sale - discontinued operations
Accounts payable	$1,002,086	$868,764
Accrued payroll and related liabilities	41,279	77,046
Current portion of long-term debt	8,458	2,683
Other current liabilities	101,549	82,400
Operating lease liabilities, current portion	303,162	50,003
Deferred tax liabilities	3,705	—
Current liabilities held for sale - discontinued operations	1,460,239	1,080,896
Long-term debt, excluding current portion	—	9,654
Operating lease liabilities, excluding current portion	—	196,746
Other liabilities	—	28,474
Deferred tax liabilities	—	3,020
Total liabilities held for sale - discontinued operations	$1,460,239	$1,318,790

Assets and liabilities held for sale as of June 30, 2025 are classified as current since we expect the divestiture to be completed within one year of the balance sheet date. As of December 31, 2024, the assets and liabilities held for sale are classified separately as current or noncurrent because the noncurrent assets and liabilities did not meet the criteria for current classification as of December 31, 2024. Merchandise inventories include $97 million subject to lien with an individual supplier as of June 30, 2025.

Receivables Purchase Agreement

On March 14, 2023, we entered into the Receivables Purchase Agreement (RPA), pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser (as defined therein) in exchange for cash. We account for these transactions as sales with the sold receivables removed from our condensed consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the Receivables Sale Program and the amendment as described below. As a result of the amendment described below, the RPA was not utilized in the six months ended June 30, 2025.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to current assets of discontinued operations, in the condensed consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The accounts receivable sold under the RPA were entirely accounts receivable of the P&HS segment. Total accounts receivable sold under the RPA were $573 million and $1.1 billion for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, we received net cash proceeds of $569 million and $1.1 billion from the sale of accounts receivable under the RPA and collected $547 million and $1.1 billion of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the financial results from discontinued operations were $3.9 million and $7.2 million for the three and six months ended June 30, 2024.

Receivables Sale Program

On October 18, 2024, O&M Funding LLC and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable sold under the Receivables Sale Program were primarily accounts receivable of the P&HS segment. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $496 million and $840 million during the three and six months ended June 30, 2025, approximately $397 million and $672 million of which were accounts receivable of the P&HS segment. We collected $495 million and $704 million of the sold accounts receivable for the three and six months ended June 30, 2025, approximately $396 million and $563 million of which were collections on accounts receivable of the P&HS segment. The losses on sales of accounts receivable were $3.1 million and $5.2 million for the three and six months ended June 30, 2025, $2.5 million and $4.1 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations.

As of June 30, 2025 and December 31, 2024, there was a total of $200 million and $70 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheets under the Receivables Sale Program, $160 million and $56 million of which relate to the assets of discontinued operations and assets held for sale. As of June 30, 2025 the $160 million of uncollected accounts receivable related to the assets of discontinued operations and assets held for sale is shown as an intercompany receivable within current assets of discontinued operations and assets held for sale with an equal amount reflected within other current liabilities in the condensed consolidated balance sheet.

The following table provides significant non-cash operating and investing cash flow information for our discontinued operations and assets held for sale:

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Goodwill impairment charge	$106,389	$—
Loss on classification to held for sale	649,140	—
Depreciation and amortization	34,664	42,450
Share-based compensation	5,696	5,168
Investing Activities:
Capital expenditures	$(26,918)	$(11,150)
Proceeds from sale of corporate headquarters	—	33,500

Note 4—Patient Service Equipment and Other Fixed Assets, Net

Patient service equipment and other fixed assets, net, consists of the following:

	June 30, 2025	December 31, 2024
Patient service equipment	$411,769	$388,445
Building and leasehold improvements	15,000	23,955
Other fixed assets	26,751	20,628
Patient service equipment and other fixed assets, gross	453,520	433,028
Accumulated depreciation and amortization	(194,219)	(183,745)
Patient service equipment and other fixed assets, net	$259,301	$249,283

Note 5—Goodwill and Intangible Assets, Net

At June 30, 2025 and December 31, 2024, we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

Intangible assets, net subject to amortization, which excludes indefinite-lived intangible assets, at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$132,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(28,735)	(63,759)	(25,882)	(24,326)	(56,437)	(22,481)
Intangible assets, net	$103,565	$79,241	$12,118	$107,974	$86,563	$15,519
Weighted average useful life	5 years	10 years	6 years	15 years	10 years	6 years

Amortization expense for intangible assets was $7.6 million and $15 million for the three and six months ended June 30, 2025 and $10 million and $24 million for the three and six months ended June 30, 2024.

As of June 30, 2025, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense were as follows:

Year
2025 (remainder)	$58,458
2026	68,122
2027	13,872
2028	11,953
2029	11,953
Thereafter	30,566
Total future amortization	$194,924

As a result of a notice of a contract termination with a commercial Payor, the remaining useful life for an intangible asset associated with that relationship was modified as of June 30, 2025 and the updated future intangible amortization is reflected in the table above.

Note 6—Leases

The components of lease expense for the three months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended June 30,
	Classification	2025	2024
Operating lease cost	SG&A expenses	$12,967	$13,720
Short-term lease cost	SG&A expenses, Cost of net revenue	1,723	2,742
Variable lease cost	SG&A expenses, Cost of net revenue	6,001	6,516
Total lease cost		$20,691	$22,978

		Six Months Ended June 30,
	Classification	2025	2024
Operating lease cost	SG&A expenses	$25,463	$27,514
Short-term lease cost	SG&A expenses, Cost of net revenue	3,538	5,506
Variable lease cost	SG&A expenses, Cost of net revenue	12,169	12,457
Total lease cost		$41,170	$45,477

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient service equipment which are paid as incurred.

Supplemental balance sheet information as of June 30, 2025 and December 31, 2024 was as follows:

		As of June 30,	As of December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease assets	$120,188	$126,928
Liabilities:
Current operating leases	Other current liabilities	$43,704	$41,217
Noncurrent operating leases	Operating lease liabilities, excluding current portion	80,982	89,466
Total operating lease liabilities		$124,686	$130,683

Other information related to leases for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,589	$25,954

Right-of-use assets obtained in exchange for new operating lease liabilities	$14,948	$15,008

Weighted average remaining lease term (years)
Operating leases	3.6	3.9

Weighted average discount rate
Operating leases	6.5%	6.3%

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

2025 (remainder)	$25,377
2026	45,765
2027	31,733
2028	20,153
2029	11,114
Thereafter	4,827
Total lease payments	138,969
Less: Interest	(14,283)
Present value of lease liabilities	$124,686

Note 7—Exit and Realignment Charges, Net

We incur exit and realignment and other charges associated with optimizing our operations which include IT strategic initiatives and other strategic actions. These charges include professional fees, severance and other costs to streamline functions and enhance processes. These costs are not normal, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Exit and realignment charges, net were $2.5 million and $16 million for the three and six months ended June 30, 2025 and $15 million and $24 million for the three and six months ended June 30, 2024. These charges were primarily related to strategic operational improvements to increase net revenue and lower costs as well as a provision to accounts receivable related to our Fusion5 business which is in the process of being wound down. We expect to incur material future costs relating to certain exit and realignment actions, which remain underway and we are not able to reasonably estimate.

The following table summarizes the activity related to exit and realignment cost accruals, which are generally classified as other current liabilities in our condensed consolidated balance sheets, through June 30, 2025 and 2024:

Total
Accrued exit and realignment costs, December 31, 2024	$6,732
Provision for exit and realignment activities:
Professional fees	6,176
IT strategic initiatives and other	304
Cash payments	(7,516)
Accrued exit and realignment costs, March 31, 2025	5,696
Provision for exit and realignment activities:
Professional fees	1,916
IT strategic initiatives and other	192
Cash payments	(6,119)
Accrued exit and realignment costs, June 30, 2025	$1,685

Accrued exit and realignment costs, December 31, 2023	$3,109
Provision for exit and realignment activities:
Professional fees	5,685
IT strategic initiatives and other	2,435
Cash payments	(2,463)
Accrued exit and realignment costs, March 31, 2024	8,766
Provision for exit and realignment activities:
Professional fees	12,453
IT strategic initiatives and other	2,982
Cash payments	(3,600)
Accrued exit and realignment costs, June 30, 2024	$20,601

In addition to the exit and realignment accruals in the preceding table, we also incurred $0.4 million and $7.6 million of costs that were expensed as incurred for the three and six months ended June 30, 2025, which primarily related to wind-down costs of Fusion5.

Note 8—Debt

Debt, net of unamortized deferred financing costs, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$323,802	$329,513	$322,957	$327,066
Revolving Credit Facility	135,000	135,000	—	—
4.500% Senior Notes, due March 2029	474,526	429,544	473,976	427,117
Term Loan B	501,180	511,322	499,871	518,665
6.625% Senior Notes, due April 2030	543,237	518,886	542,311	518,671
Other	—	—	2,144	2,144
Total debt	1,977,745	1,924,265	1,841,259	1,793,663
Less current maturities	(383,000)	(383,000)	(42,866)	(42,866)
Long-term debt	$1,594,745	$1,541,265	$1,798,393	$1,750,797

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

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two credit facilities: (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029.

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

On March 29, 2022, we entered into an amendment to our revolving credit agreement, dated as of March 10, 2021 with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (Revolving Credit Agreement). The amendment: (i) increased the aggregate revolving credit commitments under the Revolving Credit Agreement by $150 million, to an aggregate amount of $450 million and (ii) replaced the Eurocurrency Rate with the Adjusted Term SOFR Rate (each as defined in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.

At June 30, 2025 we had $135 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At June 30, 2025 and December 31, 2024, we had letters of credit, which reduce Revolver availability, totaling $29 million and $31 million, leaving $286 million and $419 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2025.

As of June 30, 2025, future principal payments due under our debt agreements or anticipated to be repaid within twelve months, excluding other, were as follows:

Year
2025 (remainder)	$383,000
2026	—
2027	135,000
2028	—
2029	932,904
2030	552,189

Current maturities at June 30, 2025 includes $383 million in debt anticipated to be repaid within the next twelve months in connection with net cash proceeds expected to be received within the next twelve months related to the contemplated P&HS segment sale.

Note 9—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively, Performance Stock Awards (PSAs)), restricted stock units and restricted stock (collectively, Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At June 30, 2025, approximately 1.7 million common shares were available for issuance under the Plan.

RSAs under the Plan generally vest over one, three or five years. PSAs under the Plan are issuable as restricted stock or common shares upon meeting performance goals and generally have a total performance and vesting period of three years. Under the 2018 Stock Incentive Plan, if outstanding equity awards are not assumed or substituted in connection with a change in control, unvested awards will vest in full upon the change in control. Under the 2023 Omnibus Incentive Plan, unless the individual award agreements provide otherwise, if the successor company assumes the awards, vesting of the award will be accelerated upon a subsequent termination of employment without cause or, if the teammate resigns for good reason, in each case, within 24 months following the change in control, with any performance-based awards deemed earned based on the target performance levels.

Share-based compensation expense for the three and six months ended June 30, 2025 was $5.0 million and $9.3 million with recognized tax benefits of $1.3 million and $2.4 million. Share-based compensation expense for the three and six months ended June 30, 2024 was $4.3 million and $8.4 million with recognized tax benefits of $1.1 million and $2.2 million. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $32 million at June 30, 2025. This amount is expected to be recognized over a weighted-average period of 2.2 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of June 30, 2025 was $12 million and will be recognized primarily in 2025, 2026, and 2027 if the related performance targets are met at the current level expected.

The following table summarizes the activity and value of nonvested RSAs and PSAs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of period	4,021	$13.80	2,637	$21.97
Granted	126	7.09	104	18.37
Vested	(380)	21.24	(502)	22.70
Forfeited	(97)	14.57	(165)	21.63
Nonvested awards at end of period	3,670	12.78	2,074	21.63

	Six Months Ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of period	1,970	$21.45	1,985	$21.70
Granted	2,482	9.21	966	23.93
Vested	(559)	22.29	(659)	25.30
Forfeited	(223)	25.80	(218)	21.41
Nonvested awards at end of period	3,670	12.78	2,074	21.63

The total fair value of RSAs and PSAs vested during the three and six months ended June 30, 2025 was $8.1 million and $12 million. The total fair value of RSAs and PSAs vested during the three and six months ended June 30, 2024 was $11 million and $17 million.

Note 10—Derivatives

We are directly and indirectly affected by changes in interest rates, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.

We pay interest on our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates on our term loans, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreement are included in interest expense, net within discontinued operations, refer to Note 3.

We determine the fair value of our interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. All derivatives are carried at fair value in our condensed consolidated balance sheets. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.

The following table summarizes the terms and fair value of our outstanding cash flow hedges as of June 30, 2025:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$250,000	March 2027	Other assets, net	$2,752	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding cash flow hedges as of December 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$300,000	March 2027	Other assets, net	$6,113	Other liabilities	$—

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and six months ended June 30, 2025:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)			Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss

	Three months ended June 30, 2025	Six months ended June 30, 2025	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30, 2025	Six months ended June 30, 2025	Three months ended June 30, 2025	Six months ended June 30, 2025
Interest rate swaps	$(243)	$(1,321)	Loss from discontinued operations, net of tax	$(785,236)	$(806,408)	$931	$2,040

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and six months ended June 30, 2024:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)			Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss

	Three months ended June 30, 2024	Six months ended June 30, 2024	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended June 30, 2024	Six months ended June 30, 2024	Three months ended June 30, 2024	Six months ended June 30, 2024
Interest rate swaps	$1,599	$6,156	Loss from discontinued operations, net of tax	$(25,171)	$(33,664)	$1,875	$4,523

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

Note 11—Income Taxes

The effective tax rate was 1.3% and 3.0% for the three and six months ended June 30, 2025, compared to 28.9% and 30.1% for the three and six months ended June 30, 2024. The change in these rates were primarily from changes in results of operations, including the tax treatment associated with the $80 million transaction breakage fee for the three and six months ended June 30, 2025.

The liability for unrecognized tax benefits was $53 million and $36 million at June 30, 2025 and December 31, 2024. Substantially all of the $17 million increase in the liability for unrecognized tax benefits was the result of the tax treatment associated with the $80 million Rotech transaction breakage fee. Included in the liability at June 30, 2025 and December 31, 2024 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years including interest. The uncertain tax position for these years and related accrued interest has been remeasured to reflect the final amount to be paid. This matter does not impact our 2023, 2024 or future tax years. As of June 30, 2025, we owed $37 million associated with the NOPA matter, which includes $10 million of interest accrued on the matter through June 30, 2025. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

On July 4, 2025, The U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation including modification to limitations on deductions for interest expense and accelerated fixed asset depreciation. We are still assessing the impact to our consolidated financial statements.

Note 12—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Loss from continuing operations, net of tax	$(83,822)	$(6,742)	$(87,632)	$(20,135)
Loss from discontinued operations, net of tax	(785,236)	(25,171)	(806,408)	(33,664)
Net loss	$(869,058)	$(31,913)	$(894,040)	$(53,799)

Weighted average shares outstanding - basic	76,935	76,727	77,102	76,526
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	76,935	76,727	77,102	76,526

Basic loss per common share:
Loss from continuing operations, net of tax	$(1.09)	$(0.09)	$(1.14)	$(0.26)
Loss from discontinued operations, net of tax	(10.21)	(0.33)	(10.46)	(0.44)
Net loss	$(11.30)	$(0.42)	$(11.60)	$(0.70)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(1.09)	$(0.09)	$(1.14)	$(0.26)
Loss from discontinued operations, net of tax	(10.21)	(0.33)	(10.46)	(0.44)
Net loss	$(11.30)	$(0.42)	$(11.60)	$(0.70)

Share-based awards for the three and six months ended June 30, 2025 of approximately 2.5 million and 2.2 million and 1.6 million shares for the three and six months ended June 30, 2024 were excluded from the calculation of diluted loss per common share as the effect would be anti-dilutive.

Note 13—Shareholders Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

During the three and six months ended June 30, 2025, we repurchased in open-market transactions and retired approximately 0.7 million and 0.8 million shares of our common stock for an aggregate of $5.1 million and $6.6 million, or an average price per share of $7.87 and $8.04.

Note 14—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2025 and 2024:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2025	$(4,975)	$(42,142)	$2,906	$(44,211)
Other comprehensive income (loss) before reclassifications	—	14,773	(243)	14,530
Income tax	—	—	63	63
Other comprehensive income (loss) before reclassifications, net of tax	—	14,773	(180)	14,593
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(931)	(811)
Income tax	(32)	—	242	210
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	88	—	(689)	(601)
Other comprehensive income (loss)	88	14,773	(869)	13,992
Accumulated other comprehensive (loss) income, three months ended June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2024	$(4,880)	$(46,220)	$7,663	$(43,437)
Other comprehensive income (loss) before reclassifications	184	(5,302)	1,599	(3,519)
Income tax	(46)	—	(416)	(462)
Other comprehensive income (loss) before reclassifications, net of tax	138	(5,302)	1,183	(3,981)
Amounts reclassified from accumulated other comprehensive income (loss)	82	—	(1,875)	(1,793)
Income tax	(21)	—	488	467
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	61	—	(1,387)	(1,326)
Other comprehensive income (loss)	199	(5,302)	(204)	(5,307)
Accumulated other comprehensive (loss) income, three months ended June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	953	20,730	(1,321)	20,362
Income tax	(247)	—	343	96
Other comprehensive income (loss) before reclassifications, net of tax	706	20,730	(978)	20,458
Amounts reclassified from accumulated other comprehensive income (loss)	240	—	(2,040)	(1,800)
Income tax	(63)	—	530	467
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	177	—	(1,510)	(1,333)
Other comprehensive income (loss)	883	20,730	(2,488)	19,125
Accumulated other comprehensive (loss) income, six months ended June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income (loss) before reclassifications	418	(18,568)	6,156	(11,994)
Income tax	(105)	—	(1,601)	(1,706)
Other comprehensive income (loss) before reclassifications, net of tax	313	(18,568)	4,555	(13,700)
Amounts reclassified from accumulated other comprehensive income (loss)	163	—	(4,523)	(4,360)
Income tax	(42)	—	1,176	1,134
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	121	—	(3,347)	(3,226)
Other comprehensive income (loss)	434	(18,568)	1,208	(16,926)
Accumulated other comprehensive (loss) income, six months ended June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 15—Commitments, Contingent Liabilities, and Legal Proceedings

On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement. In accordance with the terms of the Termination Agreement, the Company made a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025. This payment fulfills the obligation as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of June 30, 2025 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 16—Segment Information

As described in Note 1, the P&HS segment has met the accounting requirements to be classified as discontinued operations and held for sale at June 30, 2025, and we no longer report the P&HS segment. Our President, Chief Executive Officer & Director is the chief operating decision maker (CODM). The CODM reviews financial information about the continuing operations business at an enterprise-wide consolidated level when allocating resources and assessing business performance. Accordingly, we have determined that our business activities comprise a single operating and reporting segment. Net income (loss) from continuing operations is the profit or loss measure used by the CODM that is most consistent with GAAP and therefore is the required measure of profitability.

Note 17—Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2024 on a continuing operations basis unless otherwise noted. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Owens & Minor, Inc., along with its subsidiaries, (the Company, we, us, or our) is a leading provider of integrated equipment, supplies, and related services supporting home-based care in the United States. As discussed within Note 1 in the Notes to Consolidated Financial Statements, our business activities comprise a single operating and reporting segment.

Net loss from continuing operations per common share was ($1.09) for the three months ended June 30, 2025 as compared to ($0.09) for the three months ended June 30, 2024. Our financial results for the three months ended June 30, 2025 as compared to the prior year were impacted by the transaction breakage fee of $80 million, transaction financing fees, net of $18 million, and an increase in acquisition-related costs of $2.7 million partially offset by a decrease in intangible amortization of $2.5 million due to certain intangible assets that were fully amortized in 2024 and an increase in net revenue.

Net loss from continuing operations per common share was ($1.14) for the six months ended June 30, 2025 as compared to ($0.26) for the six months ended June 30, 2024. Our financial results for the six months ended June 30, 2025 as compared to prior year were impacted by the transaction breakage fee of $80 million, transaction financing fees, net of $18 million, and an increase in acquisition-related costs of $19 million related to the terminated acquisition of Rotech, partially offset by a decrease in intangible amortization of $9.2 million due to certain intangible assets that were fully amortized in 2024 and an increase in net revenue.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Contemplated Sale of Products & Healthcare Services Segment

On February 28, 2025, we announced that we are actively engaged in discussions regarding the contemplated sale of our Products & Healthcare Services (P&HS) segment. We are in the final stages of our process for the divestiture and have concluded the P&HS segment has met the accounting requirements to be classified as discontinued operations and held for sale as of June 30, 2025. During this process we remain committed to serving our P&HS segment customers. In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and assets held for sale and, as such, have been excluded from continuing operations for all periods presented. All discussion, unless otherwise noted, reflects the continuing operations of Owens & Minor, Inc. See Note 3 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations and assets held for sale.

Termination of Acquisition of Rotech

As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, we incurred and made a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025.

Notice of Contract Termination with a Commercial Payor

A commercial Payor, with which we have multiple separately managed contracts, recently notified us that it intends to terminate certain of our contracts with them. As a result of this notice of termination, we expect net neutral impacts to our financial results through the end of 2025, as the transitions of agreements and services are expected to start late in the fourth quarter of 2025. While such transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these agreements will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The agreements expected to be terminated reflected approximately $160 million or 12% of our net revenue, and nearly all of our $121 million capitation revenue, for the six months ended June 30, 2025.

Results of Operations

Net revenue.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Diabetes	$191,056	$194,361	$(3,305)	(1.7)%
Sleep therapy	181,622	170,237	11,385	6.7%
Home respiratory therapy	109,526	109,687	(161)	(0.1)%
Ostomy	51,893	47,059	4,834	10.3%
Wound care	46,822	47,156	(334)	(0.7)%
Urology	28,696	25,645	3,051	11.9%
Other	72,302	66,256	6,046	9.1%
Net revenue	$681,917	$660,401	$21,516	3.3%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Diabetes	$378,416	$374,351	$4,065	1.1%
Sleep therapy	363,481	342,274	21,207	6.2%
Home respiratory therapy	218,132	218,495	(363)	(0.2)%
Ostomy	101,392	91,626	9,766	10.7%
Wound care	93,468	90,393	3,075	3.4%
Urology	56,839	50,634	6,205	12.3%
Other	144,073	130,471	13,602	10.4%
Net revenue	$1,355,801	$1,298,244	$57,557	4.4%

The increase in net revenue for the three and six months ended June 30, 2025 was driven by sales growth in several product categories, including sleep therapy, ostomy and urology. The growth in these categories includes the benefits from certain successful sales activities. In addition, improved collection rates contributed to revenue growth. Diabetes revenue growth has been hindered by market shifts of diabetes business into the pharmacy channel. Furthermore, in order to not disrupt our customers critical needs during supplier disruptions, we modified our customer ordering quantities and our delivery frequency for diabetes supplies during the three months ended June 30, 2025. Absent this headwind, our revenue growth rate for the three months ended June 30, 2025 would have been approximately 4% as compared to the comparable prior period.

Cost of net revenue.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of products sold	$319,517	$305,496	$14,021	4.6%
Patient service equipment depreciation	31,883	31,621	262	0.8%
Other costs	5,915	7,255	(1,340)	(18.5)%
Cost of net revenue	$357,315	$344,372	$12,943	3.8%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of products sold	$636,906	$603,864	$33,042	5.5%
Patient service equipment depreciation	63,566	64,039	(473)	(0.7)%
Other costs	11,485	14,720	(3,235)	(22.0)%
Cost of net revenue	$711,957	$682,623	$29,334	4.3%

The increase in cost of net revenue for the three and six months ended June 30, 2025 reflects the increased cost associated with net revenue growth of 3.3% and 4.4% primarily due to increased sales volume.

Operating expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$267,853	$269,919	$(2,066)	(0.8)%
As a % of net revenue	39.28%	40.87%
Transaction breakage fee	$80,000	$—	$80,000	NM %
Acquisition-related charges and intangible amortization	$13,918	$13,761	$157	1.1%
Exit and realignment charges, net	$2,541	$15,427	$(12,886)	(83.5)%
NM - Not meaningful

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$530,223	$540,132	$(9,909)	(1.8)%
As a % of net revenue	39.11%	41.60%
Transaction breakage fee	$80,000	$—	$80,000	NM %
Acquisition-related charges and intangible amortization	$37,374	$28,050	$9,324	33.2%
Exit and realignment charges, net	$16,166	$23,547	$(7,381)	(31.3)%
NM - Not meaningful

The decrease in selling, general and administrative expenses (SG&A) expenses for the three and six months ended June 30, 2025 were primarily from operating efficiencies in our revenue cycle and information technology along with lower benefit costs, partially offset by inflationary increases and the cost to service the revenue growth of $22 million and $58 million, respectively.

Transaction breakage fee represents a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025 for the termination of the Rotech acquisition.

Acquisition-related charges were $6.4 million and $22 million for the three and six months ended June 30, 2025 and $3.7 million for the three and six months ended June 30, 2024 consisted of costs for the terminated acquisition of Rotech, which related primarily to legal and professional fees. Intangible amortization was $7.6 million and $15 million for the three and six months ended June 30, 2025 and $10 million and $24 million for the three and six months ended June 30, 2024 relating to intangible assets acquired in the Apria and Byram acquisitions. The decrease was due to certain intangible assets that were fully amortized in 2024.

Exit and realignment charges, net were $2.5 million and $16 million for the three and six months ended June 30, 2025. These charges primarily included professional fees associated with strategic initiatives of $1.9 million and $8.1 million. For the six months ended June 30, 2025 exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. Exit and realignment charges, net were $15 million and $24 million for the three and six months ended June 30, 2024. These charges primarily included professional fees associated with strategic initiatives of $12 million and $18 million.

Non-operating expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$26,009	$25,588	$421	1.6%
Effective interest rate	7.04%	7.09%
Transaction financing fees, net	$18,288	$—	$18,288	NM %
Other expense, net	$942	$816	$126	15.4%
NM - Not meaningful

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$50,223	$50,997	$(774)	(1.5)%
Effective interest rate	7.02%	7.15%
Transaction financing fees, net	$18,288	$—	$18,288	NM %
Other expense, net	$1,917	$1,701	$216	12.7%
NM - Not meaningful

Interest expense, net for the three months ended June 30, 2025 increased due a reduction in interest income of $2.4 million, partially offset by lower average outstanding borrowings of $61 million and a 5 basis point decline in our effective interest rate as compared to the three months ended June 30, 2024. Interest expense, net, for the six months ended June 30, 2025 decreased due to a decrease in the effective interest rate of 13 basis points and lower average outstanding borrowings of $113 million, partially offset by a decrease in interest income of $4.6 million as compared to the six months ended June 30, 2024. See Note 8 in the Notes to Condensed Consolidated Financial Statements.

Transaction financing fees, net for the three and six months ended June 30, 2025 consisted of debt financing fees associated with the terminated acquisition of Rotech, including $12 million of costs, net of income on the related cash held in escrow, on the financing issued in connection with previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

Other expense, net for the three and six months ended June 30, 2025 and 2024 includes interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax benefit	$(1,127)	$(2,740)	$1,613	58.9%
Effective tax rate	1.3%	28.9%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax benefit	$(2,715)	$(8,671)	$5,956	68.7%
Effective tax rate	3.0%	30.1%

The change in these rates were primarily from changes in results of operations, including the tax treatment associated with the $80 million transaction breakage fee for the three and six months ended June 30, 2025.

Adjusted EBITDA

We use Adjusted EBITDA, a financial measure that is not in accordance with U.S. generally accepted accounting principles, or GAAP, to analyze our financial results and as one of our incentive metrics. In general, non-GAAP measures exclude items and charges that (i) management does not believe reflect the Company’s core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends.

We believe Adjusted EBITDA is useful to investors as a supplemental metric to assist readers in assessing our financial performance and in comparing the Company’s performance to that of its competitors. However, this non-GAAP measure used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

Adjusted EBITDA disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and financial results calculated in accordance with GAAP and this reconciliation to those financial statements set forth below should be carefully evaluated.

The following tables present the reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Loss from continuing operations, net of tax, as reported (GAAP)	$(83,822)	$(6,742)
Income tax benefit	(1,127)	(2,740)
Interest expense, net	26,009	25,588
Acquisition-related charges and intangible amortization (1)	13,918	13,761
Transaction breakage fee (2)	80,000	—
Exit and realignment charges, net (3)	2,541	15,427
Transaction financing fees, net (4)	18,288	—
Litigation and related charges (5)	121	6,678
Other depreciation and amortization (7)	35,422	34,764
Stock compensation (8)	4,861	3,914
Other (6)	424	430
Adjusted EBITDA (non-GAAP)	$96,635	$91,080

	Six Months Ended June 30,
	2025	2024
Loss from continuing operations, net of tax, as reported (GAAP)	$(87,632)	$(20,135)
Income tax benefit	(2,715)	(8,671)
Interest expense, net	50,223	50,997
Acquisition-related charges and intangible amortization (1)	37,374	28,050
Transaction breakage fee (2)	80,000	—
Exit and realignment charges, net (3)	16,166	23,547
Transaction financing fees, net (4)	18,288	—
Litigation and related charges (5)	391	6,678
Other depreciation and amortization (7)	70,758	71,230
Stock compensation (8)	8,952	7,743
Other (6)	848	861
Adjusted EBITDA (non-GAAP)	$192,653	$160,300

The following items have been excluded in our non-GAAP financial measure:

(1) Acquisition-related charges and intangible amortization for the three and six months ended June 30, 2025 includes $6.4 million and $22 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges and intangible amortization for the three and six months ended June 30, 2024 includes $3.7 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) Transaction breakage fee represents a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025 for the termination of the Rotech acquisition.

(3) During the three and six months ended June 30, 2025 exit and realignment charges, net were $2.5 million and $16 million and primarily included professional fees associated with strategic initiatives of $1.9 million and $8.1 million. During the six months ended June 30, 2025 exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. Exit and realignment charges, net were $15 million and $24 million for the three and six months ended June 30, 2024. These charges primarily included professional fees associated with strategic initiatives of $12 million and $18 million and costs related to IT strategic initiatives such as converting certain divisions to common IT systems. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(4) Transaction financing fees, net includes $12 million, net of income on the related cash held in escrow, on the financing issued in connection with previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

(5) Litigation and related charges includes settlement costs and related charges of legal matters. These costs do not occur in the ordinary course of our business, are non-recurring/infrequent and are inherently unpredictable in timing and amount.

(6) For the three and six months ended June 30, 2025 and 2024, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S.).

(7) Other depreciation and amortization relates to patient service equipment and other fixed assets, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

(8) Stock compensation includes share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $7.5 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	June 30, 2025	December 31, 2024	$	%
Cash and cash equivalents	$38,258	$27,572	$10,686	38.8%
Accounts receivable	$196,379	$218,270	$(21,891)	(10.0)%
DSO (1)	26.2	28.9
Inventories	$69,227	$67,581	$1,646	2.4%
Inventory days (2)	17.6	17.2
Accounts payable	$357,037	$359,927	$(2,890)	(0.8)%
(1)Based on period end accounts receivable and net revenue for the quarters ended June 30, 2025 and December 31, 2024. Excluding the impact of the Receivables Sale Program, DSO would have been 31.5 and 30.7 as of June 30, 2025 and December 31, 2024.
(2)Based on period end inventories and cost of net revenue for the quarters ended June 30, 2025 and December 31, 2024.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024
Net cash provided by (used for):
Operating activities	$2,544	$63,187
Investing activities	(101,117)	(37,040)
Financing activities	124,477	(24,920)
Effect of exchange rate changes	1,801	(682)
Net increase in cash, cash equivalents and restricted cash	$27,705	$545

Cash provided by operating activities in the first six months of 2025 reflected a net loss and favorable changes in working capital, an $80 million payment for the termination of the Rotech acquisition, $18 million in transaction financing fees, net for the Rotech financing, an increase in inventory primarily related to inventory purchases within the P&HS segment and a $130 million benefit from accounts receivables sold under the Receivables Sale Program, $104 million of which relates to accounts receivables sold of the P&HS segment. Cash provided by operating activities in the first six months of 2024 reflected a net loss and favorable changes in working capital.

Cash used for investing activities in the first six months of 2025 included capital expenditures of $134 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, offset by $35 million in proceeds from sale of patient service equipment and other fixed assets. Cash used for investing activities in the first six months of 2024 included capital expenditures of $95 million, primarily for patient service equipment, other fixed assets and capitalized software, offset by $67 million in proceeds from sales of patient service equipment and other fixed assets which included $34 million in gross proceeds related to the sale of our corporate headquarters.

Cash provided by financing activities in the first six months of 2025 included net borrowings of $135 million under our Revolving Credit Facility. Cash used for financing activities in the first six months of 2024 included repayments of term loans of $12 million. We had no borrowings under our Revolving Credit Facility for the first six months of 2024 and the activity under our amended Receivables Financing Agreement netted to no impact on our outstanding borrowings. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $8.0 million for the first six months of 2024.

Refer to Note 3 to the Notes to the Consolidated Financial Statements for the operating and investing cash flow information for our discontinued operations and assets held for sale.

Capital Resources. Our primary sources of liquidity include cash and cash equivalents, Receivables Sale Program, and our Revolving Credit Agreement.

On October 18, 2024, O&M Funding LLC and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. The accounts receivable sold under the Receivables Sale Program were primarily accounts receivable of the P&HS segment. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $496 million and $840 million during the three and six months ended June 30, 2025, approximately $397 million and $672 million of which were accounts receivable of the P&HS segment. We collected $495 million and $704 million of the sold accounts receivable for the three and six months ended June 30, 2025, approximately $396 million and $563 million of which were collections on accounts receivable of the P&HS segment. The losses on sales of accounts receivable were $3.1 million and $5.2 million for the three and six months ended June 30, 2025, $2.5 million and $4.1 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations.

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

At June 30, 2025 we had $135 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At June 30, 2025 and December 31, 2024 we had letters of credit, which reduce Revolver availability, totaling $29 million and $31 million, leaving $286 million and $419 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities within our P&HS segment, which is classified as held-for-sale as of June 30, 2025, in the United States and Europe that were issued outside of the Revolving Credit Agreement for $3.5 million and $2.9 million as of June 30, 2025 and December 31, 2024.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Sale Program, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2025.

On April 4, 2025, we completed the sale of $1.0 billion aggregate principal amount of 10.000% Senior Secured Notes due 2030 (the New Notes) in a private offering (the Offering) to persons reasonably believed to be “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and to certain non-U.S. persons outside the United States in offshore transactions pursuant to Regulation S under the Securities Act. The Offering was conducted in connection with the financing of the Company’s proposed acquisition of Rotech. At the closing of the Offering, the gross proceeds were placed into a segregated escrow account where they were held for the benefit of the holders of the New Notes pending the consummation of the proposed acquisition of Rotech.

On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). On June 10, 2025 (the Redemption

Date), the New Notes were redeemed in full at a price equal to 100% of the aggregate principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding the Redemption Date.

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

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans. During the three and six months ended June 30, 2025, we repurchased in open-market transactions and retired approximately 0.7 million and 0.8 million shares of our common stock for an aggregate of $5.1 million and $6.6 million, or an average price per share of $7.87 and $8.04.

We believe cash generated by operating activities, available financing sources, and borrowings under the Revolving Credit Agreement, cash on hand, and planned proceeds from a sale of our P&HS segment, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. Subsequent to the contemplated sale of our P&HS segment we do not expect the Receivables Sale Program to continue in its existing form. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the U.S. associated with the P&HS segment, which is reported under discontinued operations and assets held for sale. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $16 million and $22 million at June 30, 2025 and December 31, 2024 and is reflected in discontinued operations and assets held for sale. As of June 30, 2025, we are permanently reinvested in our foreign subsidiaries.

Contractual Obligations

For disclosure of material contractual obligations, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 15 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2025.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 17 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2025.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	our ability to successfully complete a transaction related to the contemplated sale of our Products & Healthcare Services segment;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, close, manage or integrate acquisitions;
●	our ability to successfully implement our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to the impacts of current and potential tariffs and other trade-related measures, restrictions and policies and any retaliatory counter measures, and our plans to mitigate those impacts;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	uncertainties related to reimbursement qualification for non-invasive ventilation products
●	our ability to meet the terms to qualify for supplier funding programs;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;

●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as amended and supplemented by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 in “Item 1A. Risk Factors” and below in “Item 1A. Risk Factors”.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through June 30, 2025, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through June 30, 2025, there have been no material developments in any legal proceedings reported in such Annual Report, other than as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2024 and supplemented by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. Through June 30, 2025, there have been no material changes in the risk factors described in such Annual Report and Quarterly Report, with the exception of the following added or revised risk factors:

The recent notice of termination from a large commercial Payor could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

A commercial Payor, with which we have multiple separately managed contracts, recently notified us that it intends to terminate certain of our agreements with them. As a result of this notice of termination, we expect net neutral impacts to our financial results through the end of 2025, as the transitions of agreements and services are expected to start late in the fourth quarter of 2025. While the transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these contracts will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The agreements expected to be terminated reflected approximately 12% of our net revenue for the six months ended June 30, 2025. If we are unable to win new business to substitute this loss, effectively execute cost reduction actions, or maintain volume-based supplier discounts, the loss of this contractual relationship could adversely affect our business, results of operations, and financial condition.

A recent determination from the Centers for Medicare and Medicaid Services (CMS) would reduce reimbursement qualification for non-invasive ventilation products, which could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

In June 2025, CMS released a final national coverage determination for non-invasive positive pressure ventilation (NIPPV) in the home for the treatment of chronic respiratory failure due to chronic obstructive pulmonary disease (COPD). This determination may make qualifying for NIPPV more difficult for new COPD patients seeking this treatment, as patients must meet a number of criteria before qualifying for coverage of an initial six-month period for respiratory assist devices and home mechanical ventilation. This CMS determination could adversely affect our business, results of operations, and financial condition.

Risks Related to a Sale of Our Products & Healthcare Services Segment

We plan to sell our P&HS segment, and there may be negative impacts on our business, financial results, and operations.

On February 28, 2025, we announced that we are actively engaged in discussions regarding the contemplated sale of our P&HS segment. We are in the final stages of our process for the divestiture. Unanticipated developments, including disruptions to our business due to macro-economic factors or otherwise, market conditions, the uncertainty of the financial markets, changes in the law, could delay or prevent a sale of the P&HS segment.

Following the contemplated sale of the P&HS segment, we will be a smaller, less diversified company with a single segment, Patient Direct. If we complete a sale of our P&HS segment, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the diversification of revenue, costs, and cash flows will diminish, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished. Even if we are able to consummate the contemplated sale of the P&HS segment, we may be unable to achieve the full strategic and financial benefits that we believe we may be able to achieve through a sale of our P&HS segment, or such benefits may be delayed or may never occur at all. For example, we believe a sale could provide the following benefits, among others:

●	directing capital toward the higher growth and higher margin Patient Direct segment;
●	applying proceeds from any such sale to repay certain of our indebtedness; and
●	deleveraging the business from any such sale to repay certain of our indebtedness.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the sale process will be abandoned, or will otherwise not be completed, (ii) the proceeds that we receive for our P&HS segment are less than we expected, (iii) the possibility that we may not benefit as expected from the increased focus on our Patient Direct segment and simpler business model made possible by a sale, (iv) the risk of litigation, injunctions or other legal proceedings relating to a sale, (v) unforeseen costs and expenses that will be incurred in connection with the sale process and (vi) a sale will require significant amounts of management time and effort, which may divert management attention from operating and growing the Patient Direct segment. If we fail to achieve some or all of the benefits we expect to achieve as a result of a sale of our P&HS segment, or if such benefits are delayed, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We have already incurred expenses in connection with the exploration and negotiation of the contemplated sale of the P&HS segment and expect that the process of ultimately consummating any ultimate sale will be time-consuming and involve significant additional costs and expenses. Furthermore, we expect that the contemplated sale of P&HS segment will result in division costs, which may be greater than we anticipate and/or may be significant.

Furthermore, the sale process could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, teammate retention could be negatively impacted. If key teammates depart because of concerns relating to the uncertainty, our business could be harmed. Investor perceptions about the announcement could have a negative impact on the trading prices of our common stock or debt. Additionally, until the market has fully analyzed our valuation following a sale of the P&HS segment, the price of our common stock may fluctuate. Furthermore, a sale is expected to decrease the diversification of our revenues, costs and cash flows, our operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished.

In connection with the contemplated sale of the P&HS segment, we may be required to provide certain transitional services which may divert management’s attention and harm our business.

In connection with the contemplated sale of the P&HS segment, we will be required to provide certain services to a buyer for a transitional period. Any such transitional services arrangements may be in exchange for fees that do not fully compensate us for the cost of providing such transitional services and may also divert management’s attention and resources, any of which could harm our business.

Certain contracts used in our business may need to be transferred or replaced in connection with the contemplated sale of the P&HS segment and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.

In connection with the contemplated sale of the P&HS segment, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

The contemplated sale of certain assets associated with the P&HS segment could negatively impact our business, and retained liabilities from businesses or assets that we have sold could adversely affect our financial results.

The contemplated asset sales in connection with the P&HS segment pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses and sold assets, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers. If post-completion liabilities and obligations related to divestitures and asset sales are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted. Any divestiture or asset sale may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture or sold asset, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
Year-to-date	826	$8.07	826

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next 24 months. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.
(2)	During the three and six months ended June 30, 2025, we repurchased in open-market transactions and retired approximately 0.7 million and 0.8 million shares of our common stock for an aggregate of $5.1 million and $6.6 million, or an average price per share of $7.87 and $8.04.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits

10.1

Termination Agreement, dates as of June 3, 2025, by and among Owens & Minor, Inc., Rotech Healthcare Holdings Inc., and Hitchcock Merger Sub Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 5, 2025).

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

Owens & Minor, Inc.
(Registrant)

Date: August 11, 2025	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: August 11, 2025	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer