Form 10-Q
period 2025-09-30
OWENS & MINOR INC/VA/
filed 2025-10-31
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 24, 2025 was 77,346,594 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net revenue	$697,264	$686,846	$2,053,065	$1,985,089
Operating costs and expenses:
Cost of net revenue	375,067	355,075	1,087,024	1,037,700
Selling, general and administrative expenses	265,838	272,322	796,061	812,453
Transaction breakage fee	—	—	80,000	—
Acquisition-related charges and intangible amortization	29,229	14,855	66,603	42,905
Exit and realignment charges, net	660	13,515	16,826	37,062
Total operating costs and expenses	670,794	655,767	2,046,514	1,930,120
Operating income	26,470	31,079	6,551	54,969
Interest expense, net	29,029	28,953	79,252	79,949
Transaction financing fees, net	—	—	18,288	—
Other expense, net	1,076	1,168	2,993	2,869
(Loss) income from continuing operations before income taxes	(3,635)	958	(93,982)	(27,849)
Income tax provision (benefit)	1,972	(303)	(743)	(8,974)
(Loss) income from continuing operations, net of tax	(5,607)	1,261	(93,239)	(18,875)
Loss from discontinued operations, net of tax	(144,669)	(14,031)	(951,077)	(47,695)
Net loss	$(150,276)	$(12,770)	$(1,044,316)	$(66,570)

Basic loss per common share:
(Loss) income from continuing operations, net of tax	$(0.07)	$0.02	$(1.21)	$(0.25)
Loss from discontinued operations, net of tax	(1.87)	(0.19)	(12.34)	(0.62)
Net loss	$(1.94)	$(0.17)	$(13.55)	$(0.87)

Diluted loss per common share:
(Loss) income from continuing operations, net of tax	$(0.07)	$0.02	$(1.21)	$(0.25)
Loss from discontinued operations, net of tax	(1.87)	(0.18)	(12.34)	(0.62)
Net loss	$(1.94)	$(0.16)	$(13.55)	$(0.87)

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(150,276)	$(12,770)	$(1,044,316)	$(66,570)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	262	25,966	20,992	7,398
Change in unrecognized net periodic pension costs	100	265	983	699
Change in gains and losses on derivative instruments	(556)	(4,905)	(3,044)	(3,697)
Total other comprehensive (loss) income, net of tax	(194)	21,326	18,931	4,400
Comprehensive (loss) income	$(150,470)	$8,556	$(1,025,385)	$(62,170)

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$32,837	$27,572
Accounts receivable, net	202,731	218,270
Inventories	63,847	67,581
Other current assets	68,129	82,240
Current assets held for sale - discontinued operations	1,764,129	1,625,354
Total current assets	2,131,673	2,021,017
Patient service equipment and other fixed assets, net	259,729	249,283
Operating lease assets	119,093	126,928
Goodwill	1,228,140	1,228,140
Intangible assets, net	165,694	210,056
Other assets, net	131,897	89,539
Noncurrent assets held for sale - discontinued operations	—	731,193
Total assets	$4,036,226	$4,656,156
Liabilities and equity
Current liabilities
Accounts payable	$339,728	$359,927
Accrued payroll and related liabilities	45,231	73,678
Current portion of long-term debt	280,000	42,866
Other current liabilities	455,203	294,685
Current liabilities held for sale - discontinued operations	1,345,805	1,080,896
Total current liabilities	2,465,967	1,852,052
Long-term debt, excluding current portion	1,835,261	1,798,393
Operating lease liabilities, excluding current portion	81,352	89,466
Deferred income taxes, net	—	19,436
Other liabilities	83,153	72,551
Noncurrent liabilities held for sale - discontinued operations	—	237,894
Total liabilities	4,465,733	4,069,792
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 77,299 shares and 77,199 shares	154,598	154,398
Paid-in capital	468,469	454,151
(Accumulated deficit) retained earnings	(1,022,161)	27,159
Accumulated other comprehensive loss	(30,413)	(49,344)
Total (deficit) equity	(429,507)	586,364
Total liabilities and equity	$4,036,226	$4,656,156

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(1,044,316)	$(66,570)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	184,651	199,588
Goodwill impairment charge	106,389	—
Loss on classification to held for sale	771,640	—
Share-based compensation expense	17,330	19,281
Loss on extinguishment of debt	—	311
Deferred income tax benefit	(53,762)	(15,119)
Changes in operating lease right-of-use assets and lease liabilities	249	7,156
Gain from sale and dispositions of patient service equipment and other fixed assets	(16,385)	(37,682)
Changes in operating assets and liabilities:
Accounts receivable, net	111,500	(60,887)
Inventories	(146,351)	(132,433)
Accounts payable	(10,680)	164,261
Net change in other assets and liabilities	(98,763)	4,719
Other, net	8,522	7,869
Cash (used for) provided by operating activities	(169,976)	90,494
Investing activities:
Additions to patient service equipment and other fixed assets	(177,823)	(148,031)
Proceeds from sale of patient service equipment and other fixed assets	53,369	84,759
Additions to computer software	(14,217)	(8,695)
Other, net	(1,910)	7,738
Cash used for investing activities	(140,581)	(64,229)
Financing activities:
Borrowings under amended Receivables Financing Agreement	—	1,286,400
Repayments under amended Receivables Financing Agreement	—	(1,286,400)
Borrowings under Revolving Credit Facility	2,442,484	—
Repayments under Revolving Credit Facility	(2,171,784)	—
Repayments of debt	—	(211,447)
Repurchase of common stock	(6,656)	—
Other, net	41,530	(13,060)
Cash provided by (used for) financing activities	305,574	(224,507)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,767	408
Net decrease in cash, cash equivalents and restricted cash	(3,216)	(197,834)
Cash, cash equivalents and restricted cash at beginning of period	49,382	272,924
Cash, cash equivalents and restricted cash at end of period	$46,166	$75,090
Supplemental disclosure of cash flow information:
Income taxes paid, net	$8,784	$7,610
Interest paid	$96,138	$104,278
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$71,823	$75,176

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficit)

(unaudited)

		Common			Accumulated
	Common	Stock		Retained	Other
	Shares	($2 par	Paid-In	Earnings	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	(Accumulated Deficit)	Loss	Equity (Deficit)
Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	154,439	459,731	1,020	(44,211)	570,979
Net loss	—	—	—	(869,058)	—	(869,058)
Other comprehensive income	—	—	—	—	13,992	13,992
Share-based compensation expense, exercises and other	630	1,260	6,970	—	—	8,230
Shares repurchased and retired	(653)	(1,306)	—	(3,847)	—	(5,153)
Balance, June 30, 2025	77,197	154,393	466,701	(871,885)	(30,219)	(281,010)
Net loss	—	—	—	(150,276)	—	(150,276)
Other comprehensive loss	—	—	—	—	(194)	(194)
Share-based compensation expense, exercises and other	102	205	1,768	—	—	1,973
Balance, September 30, 2025	77,299	$154,598	$468,469	$(1,022,161)	$(30,413)	$(429,507)

Balance, December 31, 2023	76,546	$153,092	$434,185	$389,845	$(31,818)	$945,304
Net loss	—	—	—	(21,886)	—	(21,886)
Other comprehensive loss	—	—	—	—	(11,619)	(11,619)
Share-based compensation expense, exercises and other	(97)	(195)	4,402	—	—	4,207
Balance, March 31, 2024	76,449	152,897	438,587	367,959	(43,437)	916,006
Net income	—	—	—	(31,913)	—	(31,913)
Other comprehensive loss	—	—	—	—	(5,307)	(5,307)
Share-based compensation expense, exercises and other	599	1,199	1,855	—	—	3,054
Balance, June 30, 2024	77,048	154,096	440,442	336,046	(48,744)	881,840
Net loss	—	—	—	(12,770)	—	(12,770)
Other comprehensive income	—	—	—	—	21,326	21,326
Share-based compensation expense, exercises and other	14	27	5,307	—	—	5,334
Balance, September 30, 2024	77,062	$154,123	$445,749	$323,276	$(27,418)	$895,730

See accompanying notes to unaudited condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The unaudited condensed consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (the Company, we, us, or our) and contain all adjustments necessary to conform with United States (U.S.) generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. In connection with the anticipated sale of our Products & Healthcare Services (P&HS) segment as detailed in the discontinued operations and assets held-for-sale section below, we determined that our continuing operations’ business activities comprise a single operating and reporting segment. This determination is in accordance with ASC No. 280, Segment Reporting.

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

Discontinued Operations and Assets Held-for-Sale. On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our P&HS segment. On October 7, 2025, we, entered into an Equity Purchase Agreement, (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the P&HS segment, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. We will retain a 5% equity interest in the P&HS segment. The Purchaser will be required to pay us a termination fee under certain specified circumstances of $9.4 million or $19 million depending on the stage of regulatory approval and other criteria. The sale is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals, and is expected to close in the first quarter of 2026.

The P&HS segment was initially classified as discontinued operations and assets held for sale as of June 30, 2025. In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Condensed Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. unless otherwise noted. See Note 3 for additional information regarding discontinued operations and assets held for sale.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in the U.S. Cash that has restrictions on its availability to us would be classified as restricted cash. There was no restricted cash as of September 30, 2025 and December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents reported within the accompanying condensed consolidated balance sheets that sum to the total of those same amounts presented in the accompanying condensed consolidated statements of cash flows.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$32,837	$27,572
Cash and cash equivalents of held for sale - discontinued operations	13,329	21,810
Total cash and cash equivalents	$46,166	$49,382

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

Included in accounts receivable were earned but unbilled receivables of $33 million as of September 30, 2025 and $30 million as of December 31, 2024. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Leases. We account for all of our lease arrangements, including for real estate, trucks, and patient service equipment, as operating leases. We enter into non-cancelable agreements to lease most of our office, branch and warehouse facilities with remaining terms generally ranging from one to six years. Certain building leases include renewal options which the exercise of is at our sole discretion. We generally do not include options to renew (or terminate) in our lease term, as part of our right-of-use assets and lease liabilities, as we generally do not have leases for which we believe we are reasonably certain to exercise those options. Leases with a term of 12 months or less are not recorded on the condensed consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable lives of right-of-use assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the condensed consolidated balance sheets. Unamortized software at September 30, 2025 and December 31, 2024 was $15 million and $26 million.

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

Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or the historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the condensed consolidated balance sheets and were $27 million at September 30, 2025 and December 31, 2024.

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

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers under both commercial and Medicare Advantage plans, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements for the three and nine months ended September 30, 2025 were $528 million and $1.5 billion and $517 million and $1.5 billion for the three and nine months ended September 30, 2024. Rental revenues inclusive of amounts recognized under capitation arrangements for the three and nine months ended September 30, 2025 were $169 million and $510 million and $170 million and $508 million for the three and nine months ended September 30, 2024.

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $61 million and $182 million for the three and nine months ended September 30, 2025 and $60 million and $178 million for the three and nine months ended September 30, 2024.

The following table summarizes net revenue by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Diabetes	$201,372	$202,761	$579,788	$577,112
Sleep therapy	185,799	177,153	549,280	519,427
Home respiratory therapy	107,256	108,968	325,388	327,463
Ostomy	53,274	50,555	154,666	142,181
Wound care	48,001	51,475	141,469	141,868
Urology	28,976	27,748	85,815	78,382
Other	72,586	68,186	216,659	198,656
Net revenue	$697,264	$686,846	$2,053,065	$1,985,089

The following table summarizes net revenue by payor type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Commercial payors (1)	$560,826	$559,319	$1,655,182	$1,612,359
Medicare	126,785	117,388	368,839	342,429
Medicaid	9,653	10,139	29,044	30,301
Net revenue	$697,264	$686,846	$2,053,065	$1,985,089
(1)	Commercial payors includes revenue from Medicare Advantage plans.

Cost of Net Revenue. Cost of net revenue includes the cost of products sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment. Cost of product sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $11 million and $35 million for the three and nine months ended September 30, 2025 and $7.9 million and $23 million for the three and nine months ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of product sold	$337,649	$317,445	$974,554	$921,312
Patient service equipment depreciation	31,694	31,303	95,260	95,342
Other costs	5,724	6,327	17,210	21,046
Cost of net revenue	$375,067	$355,075	$1,087,024	$1,037,700

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include compensation costs, expenses for selling and administrative functions, shipping and handling costs and certain depreciation and amortization expense.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in the condensed consolidated statements of operations and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $74 million and $213 million for the three and nine months ended September 30, 2025 and $68 million and $205 million for the three and nine months ended September 30, 2024.

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the terminated acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. For the nine months ended September 30, 2025, we incurred $22 million of acquisition-related costs. For the three and nine months ended September 30, 2024, we incurred $6.5 million and $10 million of acquisition-related costs related to the expected acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

Transaction Breakage Fee. As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Hitchcock Merger Sub Inc. (Merger Sub) mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, we incurred and made a cash payment to Rotech of $80 million during the nine months ended September 30, 2025.

Exit and Realignment Charges, Net. Exit and realignment charges, net consist of costs associated with optimizing our operations including significant changes to certain processes to increase net revenue and lower costs along with costs related to IT strategic initiatives and other strategic actions. These costs include, but are not limited to, professional fees, severance and other costs to streamline functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liabilities accordingly. Severance benefits are generally recorded when payment is considered probable and reasonably estimable. These costs are not normal, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Note 2—Significant Concentration Risks

During the nine months ended September 30, 2025, our two largest commercial payors represented approximately 23% and 14% of our net revenue, derived from multiple separately managed contracts. Revenue reimbursed under arrangements with Medicare and state Medicaid programs was approximately 19% of our net revenue for the nine months ended September 30, 2025. The largest commercial payor recently notified us that it intends to terminate certain of our contracts with them. The terminated agreements reflected $242 million or 12% of our net revenue, including $173 million of capitation revenue, which represents nearly all of our capitation revenue, for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, three suppliers each contributed between 10% and 25% of our patient service equipment and supplies purchases collectively accounting for approximately 48% of our total purchases.

Note 3—Discontinued Operations and Assets Held-for-Sale

On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our P&HS segment. On October 7, 2025, we entered into the Purchase Agreement by and among the Company, the Purchaser, and Purchaser Parent to sell the P&HS segment, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. We will retain a 5% equity interest in the P&HS segment. The Purchaser will be required to pay us a termination fee under certain specified circumstances of $9.4 million or $19 million depending on the stage of regulatory approval and other criteria. The sale is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals, and is expected to close in the first quarter of 2026.

In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and assets held for sale and, as such, have been excluded from continuing operations for all periods presented. The P&HS segment was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Accordingly, the results of operations from our P&HS segment are reported in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations, net of tax” for the three and nine months ended September 30, 2025 and 2024 and the related assets and liabilities are classified as held-for-sale as of September 30, 2025 and December 31, 2024 in the accompanying condensed consolidated balance sheets. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

The remaining P&HS goodwill balance of $106 million was fully impaired during the second quarter of 2025. Our sale process provided a basis for the fair value of the P&HS segment, which includes the Global Products reporting unit. We recognized a loss of $123 million and $772 million during the three and nine months ended September 30, 2025 in connection with the classification of the related assets and liabilities as held-for-sale, based on the estimated fair value, less costs to sell. The fair value of the P&HS segment was determined from information received during our sale process, including the Purchase Agreement. Subsequent changes in fair value will be recorded within discontinued operations and assets held for sale.

The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$2,007,078	$2,034,279	$5,945,052	$6,019,721
Cost of goods sold	1,818,935	1,806,343	5,349,578	5,327,723
Gross profit	188,143	227,936	595,474	691,998
Distribution, selling, and administrative expenses	186,885	206,523	596,240	616,005
Acquisition-related charges and intangible amortization	—	6,243	12,549	18,491
Exit and realignment charges, net	25,122	15,365	57,713	48,467
Goodwill impairment charge	—	—	106,389	—
Loss on classification to held for sale	122,500	—	771,640	—
Other operating expense, net	2,217	6,680	6,923	9,806
Operating loss	(148,581)	(6,875)	(955,980)	(771)
Interest expense, net	7,636	7,601	27,828	28,158
Other expense	269	270	799	928
Loss from discontinued operations before income taxes	(156,486)	(14,746)	(984,607)	(29,857)
Income tax (benefit) provision for discontinued operations	(11,817)	(715)	(33,530)	17,838
Loss from discontinued operations, net of taxes	$(144,669)	$(14,031)	$(951,077)	$(47,695)

The assets and liabilities of the P&HS segment reflected on the condensed consolidated balance sheets at September 30, 2025, and December 31, 2024, are as follows:

	September 30,	December 31,
	2025	2024
Assets held for sale - discontinued operations
Cash and cash equivalents	$13,329	$21,810
Accounts receivable, net	383,581	471,971
Merchandise inventories	1,220,698	1,064,298
Intercompany receivable	160,000	—
Other current assets, net	111,808	67,275
Property and equipment, net	274,795	—
Operating lease assets	283,741	—
Intangible assets, net	76,775	—
Deferred tax assets	11,042	—
Valuation allowance on disposal group classified as held for sale	(771,640)	—
Current assets held for sale - discontinued operations	1,764,129	1,625,354
Property and equipment, net	—	260,064
Operating lease assets	—	228,699
Goodwill	—	103,140
Intangible assets, net	—	88,670
Deferred tax assets	—	6,726
Other noncurrent assets, net	—	43,894
Total assets held for sale - discontinued operations	$1,764,129	$2,356,547
Liabilities held for sale - discontinued operations
Accounts payable	$868,107	$868,764
Accrued payroll and related liabilities	36,109	77,046
Current portion of long-term debt	7,694	2,683
Other current liabilities	118,504	82,400
Operating lease liabilities, current portion	297,505	50,003
Deferred tax liabilities	17,886	—
Current liabilities held for sale - discontinued operations	1,345,805	1,080,896
Long-term debt, excluding current portion	—	9,654
Operating lease liabilities, excluding current portion	—	196,746
Other liabilities	—	28,474
Deferred tax liabilities	—	3,020
Total liabilities held for sale - discontinued operations	$1,345,805	$1,318,790

Assets and liabilities held for sale as of September 30, 2025 are classified as current since we expect the divestiture to be completed within one year of the balance sheet date. As of December 31, 2024, the assets and liabilities held for sale are classified separately as current or noncurrent because the noncurrent assets and liabilities did not meet the criteria for current classification as of December 31, 2024. Merchandise inventories include $110 million subject to lien with an individual supplier as of September 30, 2025.

Receivables Purchase Agreement

On March 14, 2023, we entered into the Receivables Purchase Agreement (RPA), pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser (as defined therein) in exchange for cash. We account for these transactions as sales with the sold receivables removed from our condensed consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the Receivables Sale Program and the amendment as described below. As a result of the amendment described below, the RPA was not utilized in the nine months ended September 30, 2025.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to current assets of discontinued operations, in the condensed consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The accounts receivable sold under the RPA were entirely accounts receivable of the P&HS segment. Total accounts receivable sold under the RPA were $542 million and $1.6 billion for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we received net cash proceeds of $538 million and $1.6 billion from the sale of accounts receivable under the RPA and collected $550 million and $1.6 billion of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense, net in the financial results from discontinued operations were $3.6 million and $11 million for the three and nine months ended September 30, 2024.

Receivables Sale Program

On October 18, 2024, O&M Funding LLC and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold. Upon the completion of the sale of the P&HS segment the related accounts receivable will no longer be eligible for sale under the Receivables Sale Program as the program will not convey.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable sold under the Receivables Sale Program were primarily accounts receivable of the P&HS segment. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $466 million and $1.3 billion during the three and nine months ended September 30, 2025, approximately $373 million and $1.0 billion of which were accounts receivable of the P&HS segment. We collected $465 million and $1.2 billion of the sold accounts receivable for the three and nine months ended September 30, 2025, approximately $372 million and $935 million of which were collections on accounts receivable of the P&HS segment. The losses on sales of accounts receivable were $3.0 million and $8.2 million for the three and nine months ended September 30, 2025, $2.4 million and $6.5 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations.

As of September 30, 2025 and December 31, 2024, there was a total of $200 million and $70 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheets under the Receivables Sale Program, $160 million and $56 million of which relate to the assets of discontinued operations and assets held for sale. As of September 30, 2025 the $160 million of uncollected accounts receivable related to the assets of discontinued operations and assets held for sale is shown as an intercompany receivable within current assets of discontinued operations and assets held for sale with an equal amount reflected within other current liabilities in the condensed consolidated balance sheet.

The following table provides significant non-cash operating, select operating and significant investing cash flow information for our discontinued operations and assets held for sale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Activities:
Loss from discontinued operations, net of tax	$(144,669)	$(14,031)	$(951,077)	$(47,695)
Significant non-cash adjustments to reconcile net loss to cash (used for) provided by operating activities:
Goodwill impairment charge	—	—	106,389	—
Loss on classification to held for sale	122,500	—	771,640	—
Depreciation and amortization	—	17,229	34,664	59,679
Share-based compensation	2,509	2,159	8,205	7,327
Changes in select operating assets and liabilities:
Accounts receivable, net	(24,023)	(4,168)	95,961	(43,211)
Inventories	3,846	2,307	(150,085)	(120,627)
Accounts payable	(137,985)	(38,154)	12,078	77,430
Investing Activities:
Capital expenditures	$(12,272)	$(16,167)	$(39,190)	$(27,317)
Proceeds from sale of corporate headquarters	—	—	—	33,500

Note 4—Patient Service Equipment and Other Fixed Assets, Net

Patient service equipment and other fixed assets, net, consists of the following:

	September 30, 2025	December 31, 2024
Patient service equipment	$417,122	$388,445
Building and leasehold improvements	15,881	23,955
Other fixed assets	29,713	20,628
Patient service equipment and other fixed assets, gross	462,716	433,028
Accumulated depreciation and amortization	(202,987)	(183,745)
Patient service equipment and other fixed assets, net	$259,729	$249,283

Note 5—Goodwill and Intangible Assets, Net

At September 30, 2025 and December 31, 2024, we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

Intangible assets, net subject to amortization, which excludes indefinite-lived intangible assets, at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$132,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(52,604)	(67,420)	(27,582)	(24,326)	(56,437)	(22,481)
Intangible assets, net	$79,696	$75,580	$10,418	$107,974	$86,563	$15,519
Weighted average useful life	5 years	10 years	6 years	15 years	10 years	6 years

Amortization expense for intangible assets was $29 million and $44 million for the three and nine months ended September 30, 2025 and $8.4 million and $33 million for the three and nine months ended September 30, 2024. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025 as a result of a notice of a contract termination with a commercial Payor. The updated future intangible amortization is reflected in the table below.

As of September 30, 2025, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense were as follows:

Year
2025 (remainder)	$29,228
2026	68,122
2027	13,872
2028	11,953
2029	11,953
Thereafter	30,566
Total future amortization	$165,694

Note 6—Leases

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended September 30,
	Classification	2025	2024
Operating lease cost	SG&A expenses	$14,355	$14,152
Short-term lease cost	SG&A expenses, Cost of net revenue	1,533	2,534
Variable lease cost	SG&A expenses, Cost of net revenue	6,236	6,310
Total lease cost		$22,124	$22,996

		Nine Months Ended September 30,
	Classification	2025	2024
Operating lease cost	SG&A expenses	$39,818	$41,665
Short-term lease cost	SG&A expenses, Cost of net revenue	5,071	8,040
Variable lease cost	SG&A expenses, Cost of net revenue	18,406	18,767
Total lease cost		$63,295	$68,472

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient service equipment which are paid as incurred.

Supplemental balance sheet information as of September 30, 2025 and December 31, 2024 was as follows:

		As of September 30,	As of December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease assets	$119,093	$126,928
Liabilities:
Current operating leases	Other current liabilities	$46,031	$41,217
Noncurrent operating leases	Operating lease liabilities, excluding current portion	81,352	89,466
Total operating lease liabilities		$127,383	$130,683

Other information related to leases for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,741	$41,604

Right-of-use assets obtained in exchange for new operating lease liabilities	$23,968	$24,508

Weighted average remaining lease term (years)
Operating leases	3.2	3.7

Weighted average discount rate
Operating leases	6.7%	6.4%

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

2025 (remainder)	$13,444
2026	50,593
2027	36,517
2028	23,642
2029	11,813
Thereafter	5,630
Total lease payments	141,639
Less: Interest	(14,256)
Present value of lease liabilities	$127,383

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

Exit and realignment charges, net were $0.7 million and $17 million for the three and nine months ended September 30, 2025 and $14 million and $37 million for the three and nine months ended September 30, 2024. These charges were primarily related to strategic operational improvements to increase net revenue and lower costs as well as a provision to accounts receivable related to our Fusion5 business which is in the process of being wound down. We do not expect to incur material future costs relating to certain exit and realignment actions, which remain underway.

The following table summarizes the activity related to exit and realignment cost accruals, which are generally classified as other current liabilities in our condensed consolidated balance sheets, through September 30, 2025 and 2024:

Total
Accrued exit and realignment costs, December 31, 2024	$6,732
Provision for exit and realignment activities:
Professional fees	6,176
IT strategic initiatives and other	304
Cash payments	(7,516)
Accrued exit and realignment costs, March 31, 2025	5,696
Provision for exit and realignment activities:
Professional fees	1,916
IT strategic initiatives and other	192
Cash payments	(6,119)
Accrued exit and realignment costs, June 30, 2025	1,685
Provision for exit and realignment activities:
Professional fees	111
IT strategic initiatives and other	437
Cash payments	(863)
Accrued exit and realignment costs, September 30, 2025	$1,370

Accrued exit and realignment costs, December 31, 2023	$3,109
Provision for exit and realignment activities:
Professional fees	5,685
IT strategic initiatives and other	2,435
Cash payments	(2,463)
Accrued exit and realignment costs, March 31, 2024	8,766
Provision for exit and realignment activities:
Professional fees	12,453
IT strategic initiatives and other	2,982
Cash payments	(3,600)
Accrued exit and realignment costs, June 30, 2024	20,601
Provision for exit and realignment activities:
Professional fees	10,670
IT strategic initiatives and other	2,854
Cash payments	(16,842)
Accrued exit and realignment costs, September 30, 2024	$17,283

In addition to the exit and realignment accruals in the preceding table, we also incurred $0.1 million and $7.7 million of costs that were expensed as incurred for the three and nine months ended September 30, 2025, which primarily related to wind-down costs of Fusion5.

Note 8—Debt

Debt, net of unamortized deferred financing costs, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$324,224	$329,513	$322,957	$327,066
Revolving Credit Facility	270,700	270,700	—	—
4.500% Senior Notes, due March 2029	474,802	385,273	473,976	427,117
Term Loan B	501,835	511,000	499,871	518,665
6.625% Senior Notes, due April 2030	543,700	455,479	542,311	518,671
Other	—	—	2,144	2,144
Total debt	2,115,261	1,951,965	1,841,259	1,793,663
Less current maturities, including anticipated repayments	(280,000)	(280,000)	(42,866)	(42,866)
Long-term debt	$1,835,261	$1,671,965	$1,798,393	$1,750,797

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

At September 30, 2025 we had $271 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At September 30, 2025 and December 31, 2024, we had letters of credit, which reduce Revolver availability, totaling $29 million and $31 million, leaving $150 million and $419 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2025.

As of September 30, 2025, future principal payments due under our debt agreements or anticipated to be repaid within twelve months, were as follows:

Year
2025 (remainder)	$—
2026	280,000
2027	316,950
2028	—
2029	989,654
2030	552,189

Current maturities at September 30, 2025 represent $280 million in debt anticipated to be repaid within the next twelve months in connection with expected net cash proceeds related to the Purchase Agreement.

Note 9—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively, Performance Stock Awards (PSAs)), restricted stock units and restricted stock (collectively, Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At September 30, 2025, approximately 2.2 million common shares were available for issuance under the Plan. We anticipate approximately 1.8 million unvested shares to be forfeited in connection with closing of the sale of the P&HS segment, which would increase the common shares available for issuance by this amount.

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

Share-based compensation (benefit) expense for the three and nine months ended September 30, 2025 was ($0.1) million and $9.2 million with recognized tax expense of less than $0.1 million and benefits of $2.4 million. Share-based compensation expense for the three and nine months ended September 30, 2024 was $3.5 million and $12.0 million with recognized tax benefits of $0.9 million and $3.1 million. For the three months ended September 30, 2025, we incurred a $4.0 million benefit for changes in expected performance achievement associated with our 2023, 2024, and 2025 PSAs. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $27 million at September 30, 2025. This amount is expected to be recognized over a weighted-average period of 2.0 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of September 30, 2025 was $4.3 million and will be recognized primarily in 2025, 2026, and 2027 if the related performance targets are met at the current level expected.

The following table summarizes the activity and value of nonvested RSAs and PSAs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of period	3,670	$12.78	2,074	$21.63
Granted	—	—	55	14.30
Vested	(93)	18.39	(12)	25.02
Forfeited	(53)	14.69	(101)	20.84
Nonvested awards at end of period	3,524	12.60	2,016	21.44

	Nine Months Ended
	September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of period	1,970	$21.45	1,985	$21.70
Granted	2,482	9.21	1,021	23.41
Vested	(652)	21.73	(671)	25.29
Forfeited	(276)	23.68	(319)	21.25
Nonvested awards at end of period	3,524	12.60	2,016	21.44

The total fair value of RSAs and PSAs vested during the three and nine months ended September 30, 2025 was $1.7 million and $14 million. The total fair value of RSAs and PSAs vested during the three and nine months ended September 30, 2024 was $0.3 million and $17 million.

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

The following table summarizes the terms and fair value of our outstanding cash flow hedges as of September 30, 2025:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$250,000	March 2027	Other assets, net	$2,001	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding cash flow hedges as of December 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$300,000	March 2027	Other assets, net	$6,113	Other liabilities	$—

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss

	Three months ended September 30, 2025	Nine months ended September 30, 2025	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30, 2025	Nine months ended September 30, 2025	Three months ended September 30, 2025	Nine months ended September 30, 2025
Interest rate swaps	$194	$(1,127)	Loss from discontinued operations, net of tax	$(144,669)	$(951,077)	$946	$2,986

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)			Total Amount of Expense Line Items Presented in the Condensed Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss

	Three months ended September 30, 2024	Nine months ended September 30, 2024	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three months ended September 30, 2024	Nine months ended September 30, 2024
Interest rate swaps	$(4,872)	$1,283	Loss from discontinued operations, net of tax	$(14,031)	$(47,695)	$1,757	$6,280

The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

Note 11—Income Taxes

The effective tax rate was (54.3)% and 0.8% for the three and nine months ended September 30, 2025, compared to (31.6)% and 32.2% for the three and nine months ended September 30, 2024. The change in these rates were primarily from changes in results of continuing operations, including the tax treatment associated with the $80 million transaction breakage incurred during the nine months ended September 30, 2025, as well as the impact of certain discrete tax items relative to pre-tax (loss) income.

The liability for unrecognized tax benefits was $52 million and $36 million at September 30, 2025 and December 31, 2024. Substantially all of the $16 million increase in the liability for unrecognized tax benefits was the result of the tax treatment associated with the $80 million Rotech transaction breakage fee. Included in the liability at September 30, 2025 and December 31, 2024 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years including interest. The uncertain tax position for these years and related accrued interest has been remeasured to reflect the final amount to be paid. This matter does not impact our 2023, 2024 or future tax years. As of September 30, 2025, we owed $37 million associated with the NOPA matter, which includes $11 million of interest accrued on the matter through September 30, 2025. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

On July 4, 2025, The U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation including modification to limitations on deductions for interest expense and accelerated fixed asset depreciation. We expect the legislation to decrease future U.S. cash taxes with no material impact to the effective tax rate.

Note 12—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
(Loss) income from continuing operations, net of tax	$(5,607)	$1,261	$(93,239)	$(18,875)
Loss from discontinued operations, net of tax	(144,669)	(14,031)	(951,077)	(47,695)
Net loss	$(150,276)	$(12,770)	$(1,044,316)	$(66,570)

Weighted average shares outstanding - basic	77,288	77,090	77,069	76,657
Dilutive shares	—	1,386	—	—
Weighted average shares outstanding - diluted	77,288	78,476	77,069	76,657

Basic loss per common share:
(Loss) income from continuing operations, net of tax	$(0.07)	$0.02	$(1.21)	$(0.25)
Loss from discontinued operations, net of tax	(1.87)	(0.19)	(12.34)	(0.62)
Net loss	$(1.94)	$(0.17)	$(13.55)	$(0.87)

Diluted loss per common share:
(Loss) income from continuing operations, net of tax	$(0.07)	$0.02	$(1.21)	$(0.25)
Loss from discontinued operations, net of tax	(1.87)	(0.18)	(12.34)	(0.62)
Net loss	$(1.94)	$(0.16)	$(13.55)	$(0.87)

Share-based awards for the three and nine months ended September 30, 2025 of approximately 2.3 million and 2.2 million and 1.5 million shares for the nine months ended September 30, 2024 were excluded from the calculation of diluted loss per common share as the effect would be anti-dilutive. In accordance with ASC 260, dilutive shares are included in computing the diluted loss per common share from discontinued operations, net of tax and net loss per diluted common share for the three months ended September 30, 2024 even though they were anti-dilutive, as the control number (income from continuing operations, net of tax) was in an income position.

Note 13—Shareholders Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million and expires February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

During the nine months ended September 30, 2025, we repurchased in open-market transactions and retired approximately 826 thousand shares of our common stock for an aggregate of $6.6 million, or an average price per share of $8.04.

Note 14—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2025 and 2024:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)
Other comprehensive income (loss) before reclassifications	14	262	194	470
Income tax	(3)	—	(50)	(53)
Other comprehensive income (loss) before reclassifications, net of tax	11	262	144	417
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(946)	(826)
Income tax	(31)	—	246	215
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	89	—	(700)	(611)
Other comprehensive income (loss)	100	262	(556)	(194)
Accumulated other comprehensive (loss) income, three months ended September 30, 2025	$(4,787)	$(27,107)	$1,481	$(30,413)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2024	$(4,681)	$(51,522)	$7,459	$(48,744)
Other comprehensive income (loss) before reclassifications	275	25,966	(4,872)	21,369
Income tax	(68)	—	1,267	1,199
Other comprehensive income (loss) before reclassifications, net of tax	207	25,966	(3,605)	22,568
Amounts reclassified from accumulated other comprehensive income (loss)	79	—	(1,757)	(1,678)
Income tax	(21)	—	457	436
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	58	—	(1,300)	(1,242)
Other comprehensive income (loss)	265	25,966	(4,905)	21,326
Accumulated other comprehensive (loss) income, three months ended September 30, 2024	$(4,416)	$(25,556)	$2,554	$(27,418)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	966	20,992	(1,127)	20,831
Income tax	(250)	—	293	43
Other comprehensive income (loss) before reclassifications, net of tax	716	20,992	(834)	20,874
Amounts reclassified from accumulated other comprehensive income (loss)	360	—	(2,986)	(2,626)
Income tax	(93)	—	776	683
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	267	—	(2,210)	(1,943)
Other comprehensive income (loss)	983	20,992	(3,044)	18,931
Accumulated other comprehensive (loss) income, nine months ended September 30, 2025	$(4,787)	$(27,107)	$1,481	$(30,413)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income before reclassifications	694	7,398	1,283	9,375
Income tax	(173)	—	(334)	(507)
Other comprehensive income before reclassifications, net of tax	521	7,398	949	8,868
Amounts reclassified from accumulated other comprehensive income (loss)	241	—	(6,280)	(6,039)
Income tax	(63)	—	1,634	1,571
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	178	—	(4,646)	(4,468)
Other comprehensive income (loss)	699	7,398	(3,697)	4,400
Accumulated other comprehensive (loss) income, nine months ended September 30, 2024	$(4,416)	$(25,556)	$2,554	$(27,418)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 15—Commitments, Contingent Liabilities, and Legal Proceedings

On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement. In accordance with the terms of the Termination Agreement, the Company made a cash payment to Rotech of $80 million on June 5, 2025. This payment fulfills the obligation as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for disclosure of other material contractual obligations.

We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, personal injury, product liability, regulatory, workers’ compensation, and other matters. We maintain insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the accrual as of September 30, 2025 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 16—Segment Information

As described in Note 1, the P&HS segment has met the accounting requirements to be classified as discontinued operations and held for sale at September 30, 2025, and we no longer report the P&HS segment. The P&HS segment was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Our President, Chief Executive Officer & Director is the chief operating decision maker (CODM). The CODM reviews financial information about the continuing operations business at an enterprise-wide consolidated level when allocating resources and assessing business performance. Accordingly, we have determined that our business activities comprise a single operating and reporting segment. Net income (loss) from continuing operations is the profit or loss measure used by the CODM that is most consistent with GAAP and therefore is the required measure of profitability.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting the assumption that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments in this ASU are effective for us in annual and interim periods beginning after December 15, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which will require capitalization of software costs when management has authorized and committed to funding software projects and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2027. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We are currently evaluating the effects of adopting this guidance on our consolidated financial statements.

Note 18—Subsequent Events

On October 7, 2025, we entered into the Purchase Agreement by and among the Company, the Purchaser, and Purchaser Parent to sell the P&HS segment, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. We will retain a 5% equity interest in the P&HS segment. The Purchaser will be required to pay us a termination fee under certain specified circumstances of $9.4 million or $19 million depending on the stage of regulatory approval and other criteria. The sale is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals, and is expected to close in the first quarter of 2026.

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

Overview

Owens & Minor, Inc., along with its subsidiaries, (the Company, we, us, or our) is a leading provider of integrated equipment, supplies, and related services supporting home-based care in the United States. As discussed within Note 1 in the Notes to Condensed Consolidated Financial Statements, our business activities comprise a single operating and reporting segment.

Net (loss) income from continuing operations per common share was ($0.07) for the three months ended September 30, 2025 as compared to $0.02 for the three months ended September 30, 2024. Our financial results for the three months ended September 30, 2025 as compared to the comparable prior year period were impacted by an increase in intangible amortization of $21 million and an increase in costs of net revenue of $20 million, partially offset by a decrease in exit and realignment costs of $13 million, an increase in net revenue of $10 million, and a decrease in acquisition-related costs of $6.5 million.

Net loss from continuing operations per common share was ($1.21) for the nine months ended September 30, 2025 as compared to ($0.25) for the nine months ended September 30, 2024. Our financial results for the nine months ended September 30, 2025 as compared to the comparable prior year period were impacted by the transaction breakage fee of $80 million, transaction financing fees, net of $18 million, and an increase in acquisition-related costs of $12 million related to the terminated acquisition of Rotech, as well as an increase in costs of net revenue of $49 million, and an increase in intangible amortization of $12 million, partially offset by an increase in net revenue of $68 million, a decrease in exit and realignment costs of $20 million, and a decrease in selling, general and administration expenses of $16 million.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Purchase Agreement to Sell the Products & Healthcare Services Segment

On February 28, 2025, we announced that we were actively engaged in discussions regarding the sale of our Products & Healthcare Services (P&HS) segment. On October 7, 2025, we entered into the Purchase Agreement by and among the Company, the Purchaser, and Purchaser Parent to sell the P&HS segment, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. We will retain a 5% equity interest in the P&HS segment. The Purchaser will be required to pay us a termination fee under certain specified circumstances of $9.4 million or $19 million depending on the stage of regulatory approval and other criteria. The sale is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals, and is expected to close in the first quarter of 2026. We remain committed to serving our P&HS segment customers through the closing of the sale.

The P&HS segment was initially classified as discontinued operations and assets held for sale as of June 30, 2025. In accordance with GAAP, the financial position and results of operations of the P&HS segment are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. See Note 3 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations and assets held for sale.

Termination of Acquisition of Rotech

As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, on June 5, 2025, we made a cash payment to Rotech of $80 million.

Notice of Contract Termination with a Commercial Payor

A commercial Payor, with which we have multiple separately managed contracts, recently notified us that it intends to terminate certain of our contracts with them. As a result of this notice of termination, we expect net neutral impacts to our financial results through the end of 2025, as the transitions of agreements and services are expected to start late in the fourth quarter of 2025. While such transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these contracts will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The terminated contracts reflected $242 million or 12% of our net revenue, including $173 million of capitation revenue, which represents nearly all of our capitation revenue, for the nine months ended September 30, 2025.

Results of Operations

Net revenue.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Diabetes	$201,372	$202,761	$(1,389)	(0.7)%
Sleep therapy	185,799	177,153	8,646	4.9%
Home respiratory therapy	107,256	108,968	(1,712)	(1.6)%
Ostomy	53,274	50,555	2,719	5.4%
Wound care	48,001	51,475	(3,474)	(6.7)%
Urology	28,976	27,748	1,228	4.4%
Other	72,586	68,186	4,400	6.5%
Net revenue	$697,264	$686,846	$10,418	1.5%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Diabetes	$579,788	$577,112	$2,676	0.5%
Sleep therapy	549,280	519,427	29,853	5.7%
Home respiratory therapy	325,388	327,463	(2,075)	(0.6)%
Ostomy	154,666	142,181	12,485	8.8%
Wound care	141,469	141,868	(399)	(0.3)%
Urology	85,815	78,382	7,433	9.5%
Other	216,659	198,656	18,003	9.1%
Net revenue	$2,053,065	$1,985,089	$67,976	3.4%

The increase in net revenue for the three and nine months ended September 30, 2025 was driven by sales growth in several product categories, including sleep therapy, ostomy and urology. The growth in these categories includes the benefits from certain successful sales activities including our Sleep Journey Initiative. Diabetes revenue growth has been hindered by market shifts of diabetes business away from our primary distribution channel.

Cost of net revenue.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of products sold	$337,649	$317,445	$20,204	6.4%
Patient service equipment depreciation	31,694	31,303	391	1.2%
Other costs	5,724	6,327	(603)	(9.5)%
Cost of net revenue	$375,067	$355,075	$19,992	5.6%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of products sold	$974,554	$921,312	$53,242	5.8%
Patient service equipment depreciation	95,260	95,342	(82)	(0.1)%
Other costs	17,210	21,046	(3,836)	(18.2)%
Cost of net revenue	$1,087,024	$1,037,700	$49,324	4.8%

The increase in cost of net revenue for the three and nine months ended September 30, 2025 reflects the increased cost associated with sales volume growth of 3.7% and 4.1% and manufacturer prices increases.

Operating expenses.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$265,838	$272,322	$(6,484)	(2.4)%
As a % of net revenue	38.13%	39.65%
Acquisition-related charges and intangible amortization	$29,229	$14,855	$14,374	96.8%
Exit and realignment charges, net	$660	$13,515	$(12,855)	(95.1)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$796,061	$812,453	$(16,392)	(2.0)%
As a % of net revenue	38.77%	40.93%
Transaction breakage fee	$80,000	$—	$80,000	NM %
Acquisition-related charges and intangible amortization	$66,603	$42,905	$23,698	55.2%
Exit and realignment charges, net	$16,826	$37,062	$(20,236)	(54.6)%
NM - Not meaningful

The decrease in selling, general and administrative expenses (SG&A) expenses for the three and nine months ended September 30, 2025 were primarily from a $4.0 million benefit associated with updated expected achievement for our performance share awards, a reduction in teammate incentive expense of $0.8 million and $10 million, operating efficiencies in our revenue cycle and information technology, partially offset by healthcare expense increases of $3.7 million and $7.6 million, inflationary increases and the cost to service the revenue growth of $10 million and $68 million, respectively.

Transaction breakage fee represents a cash payment to Rotech of $80 million made on June 5, 2025 for the termination of the Rotech acquisition.

Acquisition-related charges were $22 million for the nine months ended September 30, 2025, and $6.5 million and $10 million for the three and nine months ended September 30, 2024, consisting of costs for the terminated acquisition of Rotech, which related primarily to legal and professional fees. Intangible amortization was $29 million and $44 million for the three and nine months ended September 30, 2025 and $8.4 million and $33 million for the three and nine months ended September 30, 2024 relating to intangible assets acquired in the Apria and Byram acquisitions.

The increase was due to the remaining useful life for an intangible asset being modified as of June 30, 2025 as a result of a notice of a contract termination with a commercial Payor. See Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information regarding intangible amortization.

Exit and realignment charges, net were $0.7 million and $17 million for the three and nine months ended September 30, 2025. These charges included professional fees associated with strategic initiatives of $0.1 million and $8.2 million and IT strategic initiatives of $0.4 million and $0.9 million for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2025 exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. Exit and realignment charges, net were $14 million and $37 million for the three and nine months ended September 30, 2024. These charges included professional fees associated with strategic initiatives of $11 million and $29 million and IT strategic initiatives of $2.9 million and $8.3 million for the three and nine months ended September 30, 2024.

Non-operating expenses.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$29,029	$28,953	$76	0.3%
Effective interest rate	6.89%	7.12%
Other expense, net	$1,076	$1,168	$(92)	(7.9)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$79,252	$79,949	$(697)	(0.9)%
Effective interest rate	6.97%	7.14%
Transaction financing fees, net	$18,288	$—	$18,288	NM %
Other expense, net	$2,993	$2,869	$124	4.3%
NM - Not meaningful

Interest expense, net for the three months ended September 30, 2025 increased due to a reduction in interest income of $1.9 million, partially offset by lower average outstanding borrowings of $48 million and a 23 basis point decline in our effective interest rate as compared to the three months ended September 30, 2024. Interest expense, net, for the nine months ended September 30, 2025 decreased due to a decrease in the effective interest rate of 17 basis points and lower average outstanding borrowings of $92 million, partially offset by a decrease in interest income of $6.6 million as compared to the nine months ended September 30, 2024. See Note 8 in the Notes to Condensed Consolidated Financial Statements.

Transaction financing fees, net for the nine months ended September 30, 2025 consisted of debt financing fees associated with the terminated acquisition of Rotech, including $12 million of costs, net of income on the related cash held in escrow, on the financing issued in connection with previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

Other expense, net for the three and nine months ended September 30, 2025 and 2024 includes interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax provision (benefit)	$1,972	$(303)	$2,275	750.8%
Effective tax rate	(54.3)%	(31.6)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax benefit	$(743)	$(8,974)	$8,231	91.7%
Effective tax rate	0.8%	32.2%

The change in these rates were primarily from changes in results of operations as well as the impact of certain discrete tax items relative to pre-tax (loss) income. The change for the nine months ended September 30, 2025 also includes the tax treatment associated with the $80 million transaction breakage fee.

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

The following tables present the reconciliations of (loss) income from continuing operations, net of tax to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
(Loss) income from continuing operations, net of tax, as reported (GAAP)	$(5,607)	$1,261
Income tax provision (benefit)	1,972	(303)
Interest expense, net	29,029	28,953
Acquisition-related charges and intangible amortization (1)	29,229	14,855
Exit and realignment charges, net (3)	660	13,515
Litigation and related charges (5)	1,765	9,984
Other depreciation and amortization (7)	34,870	35,356
Stock compensation (8)	(168)	3,310
Other (6)	424	741
Adjusted EBITDA (non-GAAP)	$92,174	$107,672

	Nine Months Ended September 30,
	2025	2024
Loss from continuing operations, net of tax, as reported (GAAP)	$(93,239)	$(18,875)
Income tax benefit	(743)	(8,974)
Interest expense, net	79,252	79,949
Acquisition-related charges and intangible amortization (1)	66,603	42,905
Transaction breakage fee (2)	80,000	—
Exit and realignment charges, net (3)	16,826	37,062
Transaction financing fees, net (4)	18,288	—
Litigation and related charges (5)	2,156	16,662
Other depreciation and amortization (7)	105,628	106,586
Stock compensation (8)	8,784	11,053
Other (6)	1,272	1,602
Adjusted EBITDA (non-GAAP)	$284,827	$267,970

The following items have been excluded in our non-GAAP financial measure:

(1) Acquisition-related charges and intangible amortization for the nine months ended September 30, 2025 includes $22 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization for the three and nine months ended September 30, 2024 includes $6.5 million and $10 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) Transaction breakage fee represents a cash payment to Rotech of $80 million made on June 5, 2025, for the termination of the Rotech Acquisition.

(3) During the three and nine months ended September 30, 2025 exit and realignment charges, net were $0.7 million and $17 million. These charges included professional fees associated with strategic initiatives of $0.1 million and $8.2 million and IT strategic initiatives of $0.4 million and $0.9 million for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025 exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. Exit and realignment charges, net were $14 million and $37 million for the three and nine months ended September 30, 2024. These charges included professional fees associated with strategic initiatives of $11 million and $29 million and IT strategic initiatives of $2.9 million and $8.3 million for the three and nine months ended September 30, 2024. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(4) Transaction financing fees, net includes $12 million, net of income on the related cash held in escrow, on the financing issued in connection with previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

(5) Litigation and related charges includes settlement costs and related charges of certain legal matters. These costs do not occur in the ordinary course of our business, are inherently unpredictable in timing and amount.

(6) For the three and nine months ended September 30, 2025 and 2024, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S.).

(7) Other depreciation and amortization relates to patient service equipment and other fixed assets, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

(8) Stock compensation includes share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization. For the three and nine months ended September 30, 2025 stock compensation includes a $4.0 million benefit associated with updated expected achievement for our performance share awards.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $7.6 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the U.S. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	September 30, 2025	December 31, 2024	$	%
Cash and cash equivalents	$32,837	$27,572	$5,265	19.1%
Accounts receivable	$202,731	$218,270	$(15,539)	(7.1)%
DSO (1)	26.7	28.9
Inventories	$63,847	$67,581	$(3,734)	(5.5)%
Inventory days (2)	15.7	17.2
Accounts payable	$339,728	$359,927	$(20,199)	(5.6)%
(1)Based on period end accounts receivable and net revenue for the quarters ended September 30, 2025 and December 31, 2024. Excluding the impact of the Receivables Sale Program, DSO would have been 32.0 and 30.7 as of September 30, 2025 and December 31, 2024.
(2)Based on period end inventories and cost of net revenue for the quarters ended September 30, 2025 and December 31, 2024.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Net cash (used for) provided by:
Operating activities	$(169,976)	$90,494
Investing activities	(140,581)	(64,229)
Financing activities	305,574	(224,507)
Effect of exchange rate changes	1,767	408
Net decrease in cash, cash equivalents and restricted cash	$(3,216)	$(197,834)

Cash used for operating activities in the first nine months of 2025 reflected a net loss including the impact of the $80 million termination fee of the Rotech acquisition, $18 million in transaction financing fees, net for the Rotech acquisition financing, $22 million in legal settlement payments for two litigation matters, and unfavorable changes in working capital, including a $150 million increase in P&HS segment inventory, partially offset by a $130 million benefit from accounts receivables sold under the Receivables Sale Program, $104 million of which relates to accounts receivables sold of the P&HS segment. Cash provided by operating activities in the first nine months of 2024 reflected unfavorable changes in working capital, including a $121 million unfavorable change in the P&HS segment inventory, partially offset by a $77 million favorable change in P&HS segment accounts payable.

Cash used for investing activities in the first nine months of 2025 included capital expenditures of $192 million, including $144 million of patient service equipment, and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, partially offset by $53 million in proceeds from the regular sale of patient service equipment and other fixed assets. Cash used for investing activities in the first nine months of 2024 included capital expenditures of $157 million, primarily for the patient service equipment, other fixed assets and capitalized software, partially offset by $85 million in regular proceeds from sales of patient service equipment and other fixed assets which included $34 million in gross proceeds related to the sale of our corporate headquarters, and $17 million included in the ‘other, net’ line item for settlement with Philips for returned equipment.

Cash provided by financing activities in the first nine months of 2025 included net borrowings of $271 million under our Revolving Credit Facility. Cash used for financing activities in the first nine months of 2024 included repayments of debt of $211 million, including $171 million paid to redeem the 4.375% seniors notes that were due in December 2024, and $20 million of unscheduled and $20 million of scheduled repayments on term loans. We had no borrowings under our Revolving Credit Facility for the first nine months of 2024 and the activity under our amended Receivables Financing Agreement netted to no impact on our outstanding borrowings. A bank administrative error by our agent bank on September 30, 2025 resulted in a bank overdraft of $47 million, which is reflected in Other, net. This matter was resolved the following business day. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $8.1 million for the first nine months of 2024.

Refer to Note 3 to the Notes to the Condensed Consolidated Financial Statements for the operating and investing cash flow information for our discontinued operations and assets held for sale.

Capital Resources. Our primary sources of liquidity include cash and cash equivalents, Receivables Sale Program, and our Revolving Credit Agreement.

On October 18, 2024, O&M Funding LLC and Owens & Minor Medical, LLC., each a wholly-owned subsidiary of the Company, entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. The accounts receivable sold under the Receivables Sale Program were primarily accounts receivable of the P&HS segment. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $466 million and $1.3 billion during the three and nine months ended September 30, 2025, approximately $373 million and $1.0 billion of which were accounts receivable of the P&HS segment. We collected $465 million and $1.2 billion of the sold accounts receivable for the three and nine months ended September 30, 2025, approximately $372 million and $935 million of which were collections on accounts receivable of the P&HS segment. The losses on sales of accounts receivable were $3.0 million and $8.2 million for the three and nine months ended September 30, 2025, $2.4 million and $6.5 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations.

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

At September 30, 2025, we had $271 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024, our Revolving Credit Agreement was undrawn. At September 30, 2025 and December 31, 2024, we had letters of credit, which reduce Revolver availability, totaling $29 million and $31 million, leaving $150 million and $419 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities within our P&HS segment, which is classified as held-for-sale as of September 30, 2025, in the United States and Europe that were issued outside of the Revolving Credit Agreement for $3.5 million and $2.9 million as of September 30, 2025 and December 31, 2024.

The Revolving Credit Agreement, the Credit Agreement, the Receivables Sale Program, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2025.

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

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million and expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans. During the nine months ended September 30, 2025, we repurchased in open-market transactions and retired 826 thousand shares of our common stock for an aggregate of $6.6 million, or an average price per share of $8.04.

We believe cash generated by operating activities, available financing sources, and borrowings under the Revolving Credit Agreement, cash on hand, and planned proceeds from the sale of our P&HS segment, will be sufficient to fund our working capital needs, capital expenditures, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. Subsequent to the sale of our P&HS segment we expect to amend the Receivables Sale Program to expand sales of our Patient Direct receivables. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the U.S. associated with the P&HS segment, which is reported under discontinued operations and assets held for sale. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $13 million and $22 million at September 30, 2025 and December

31, 2024 and is reflected in discontinued operations and assets held for sale. As of September 30, 2025, we are permanently reinvested in our foreign subsidiaries.

Contractual Obligations

For disclosure of material contractual obligations, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 15 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2025.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 17 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2025.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	our ability to successfully complete the anticipated sale of our Products & Healthcare Services segment;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties for key components, raw materials, finished goods, equipment and services;
●	our ability to successfully identify, close, manage or integrate acquisitions;
●	our ability to successfully implement our strategic initiatives;
●	our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
●	uncertainties related to the impacts of current and potential tariffs and other trade-related measures, restrictions and policies and any retaliatory counter measures, and our plans to mitigate those impacts;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

●	uncertainties related to reimbursement qualification for non-invasive ventilation products
●	our ability to meet the terms to qualify for supplier funding programs;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changes in manufacturer preferences between direct sales and wholesale distribution;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	our ability to comply with environmental, health and safety regulations;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and

●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as amended and supplemented by the risk factors set forth in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025 in “Item 1A. Risk Factors” and below in “Item 1A. Risk Factors”.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through September 30, 2025, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Through September 30, 2025, there have been no material developments in any legal proceedings reported in such Annual Report, other than as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2024 and supplemented by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025. Through September 30, 2025, there have been no material changes in the risk factors described in such Annual Report and Quarterly Reports, with the exception of the following added or revised risk factors:

The recent notice of termination from a large commercial Payor could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

A commercial Payor, with which we have multiple separately managed contracts, recently notified us that it intends to terminate certain of our agreements with them. As a result of this notice of termination, we expect net neutral impacts to our financial results through the end of 2025, as the transitions of agreements and services are expected to start late in the fourth quarter of 2025. While the transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these contracts will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The agreements expected to be terminated reflected 12% of our net revenue for the nine months ended September 30, 2025. If we are unable to win new business to substitute this loss, effectively execute cost reduction actions, or maintain volume-based supplier discounts, the loss of this contractual relationship could adversely affect our business, results of operations, and financial condition.

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

Risks Related to the Sale of Our Products & Healthcare Services Segment

We plan to sell our P&HS segment, and there may be negative impacts on our business, financial results, and operations.

On February 28, 2025, we announced that we are actively engaged in discussions regarding the anticipated sale of our P&HS segment. On October 7, 2025, we announced that we entered into the Purchase Agreement. Unanticipated developments, including disruptions to our business due to macro-economic factors or otherwise, market conditions, the uncertainty of the financial markets, changes in the law, could delay or prevent the sale of the P&HS segment.

Following the anticipated sale of the P&HS segment, we will be a smaller, less diversified company with a single segment, Patient Direct. If we complete the sale of our P&HS segment, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the diversification of revenue, costs, and cash flows will diminish, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished. Following the anticipated sale of the P&HS segment, we may be unable to achieve the full strategic and financial benefits that we believe we may be able to achieve through the sale of our P&HS segment, or such benefits may be delayed or may never occur at all. For example, we believe the sale could provide the following benefits, among others:

●	directing capital toward the higher growth and higher margin Patient Direct segment;
●	applying proceeds from any such sale to repay certain of our indebtedness; and

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the Purchase Agreement will not be completed, (ii) the possibility that we may not benefit as expected from the increased focus on our Patient Direct segment and simpler business model made possible by the sale, (iii) the risk of litigation, injunctions or other legal proceedings relating to the sale, (iv) unforeseen costs and expenses that will be incurred in connection with the sale process and (v) the sale will require significant amounts of management time and effort, which may divert management attention from operating and growing the Patient Direct segment. If we fail to achieve some or all of the benefits we expect to achieve as a result of the sale of our P&HS segment, or if such benefits are delayed, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We have already incurred expenses in connection with the exploration and negotiation of the anticipated sale of the P&HS segment and expect that the process of ultimately consummating the Purchase Agreement will be time-consuming and involve significant additional costs and expenses. Furthermore, we expect that the anticipated sale of P&HS segment will result in significant separation costs, and we are obligated to reimburse Purchaser for the first $65 million of such costs.

Furthermore, the sale process could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, teammate retention could be negatively impacted. If key teammates depart because of concerns relating to the uncertainty, our business could be harmed. Investor perceptions about the announcement could have a negative impact on the trading prices of our common stock or debt. Additionally, until the market has fully analyzed our valuation following the sale of the P&HS segment, the price of our common stock may fluctuate. Furthermore, the sale is expected to decrease the diversification of our revenues, costs and cash flows, our operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished.

In connection with the anticipated sale of the P&HS segment, we will be required to provide certain transitional services which may divert management’s attention and harm our business.

In connection with the Purchase Agreement, we will be required to provide certain services to the Purchaser for a transitional period. Such transitional services arrangements may be in exchange for fees that do not fully compensate us for the cost of providing such transitional services and may also divert management’s attention and resources, away from the existing business, which could harm our business.

Certain contracts used in our business may need to be transferred or replaced in connection with the anticipated sale of the P&HS segment and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.

In connection with the anticipated sale of the P&HS segment, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

The anticipated sale of certain assets associated with the P&HS segment could negatively impact our business, and retained liabilities from businesses or assets that we have sold could adversely affect our financial results.

The anticipated asset sales in connection with the P&HS segment pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses and sold assets, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers. If post-completion liabilities and obligations related to divestitures and asset sales are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted. Any divestiture or asset sale may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture or sold asset, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Ability to Comply with Environmental, Health and Safety Regulations

We may be subject to environmental, health and safety regulations, personal injury and litigation, which could adversely affect our financial results.

Our sterilization process in our manufacturing facilities within the P&HS segment includes the use of ethylene oxide (EtO). Potential environmental, health and safety risks associated with exposure to EtO subject us to risk of liability claims being made against us by workers, contractors, employees of our customers and individuals who have resided or otherwise spent time within miles of our EtO sterilization facilities. If we are the subject of litigation related to use of EtO there could be a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million and expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
July 1-July 31, 2025	—	$—	—	$93,360
August 1-August 31, 2025	—	$—	—	$93,360
September 1-September 30, 2025	—	$—	—	$93,360
Year-to-date	826		826

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million and expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.
(2)	During the nine months ended September 30, 2025, we repurchased in open-market transactions and retired approximately 826 thousand shares of our common stock for an aggregate of $6.6 million, or an average price per share of $8.04.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits

10.1

Equity Purchase Agreement, dated as of October 7, 2025, by and among the Company and Purchaser (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2025).

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

Owens & Minor, Inc.
(Registrant)

Date: October 30, 2025	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: October 30, 2025	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer