Form 10-K
period 2025-12-31
ACCENDRA HEALTH INC/VA/
filed 2026-02-20
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-9810

Accendra Health, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10900 Nuckols Road, Suite 400 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 277-4304

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value	ACH	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $677,542,557 as of June 30, 2025.

The number of shares of the Company’s common stock outstanding as of January 31, 2026 was 76,436,813 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on May 14, 2026, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Part I

Item 1. Business

General

Accendra Health, Inc. (f/k/a Owens & Minor, Inc.) and subsidiaries (Accendra Health, we, us, our or the Company) is a leading nationwide provider of products, technology, and services that supports health beyond the hospital for millions of people each year. We connect patients, providers, and insurers, delivering innovative solutions that help promote better health outcomes and improve quality of life for people living with chronic, complex, and acute health conditions. Together, our trusted brands, Apria and Byram Healthcare, bring nearly 90 years of combined experience in promoting health beyond the hospital in communities across the country. We are headquartered in Richmond, Virginia. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Sale of Products & Healthcare Services Business

On October 7, 2025, we entered into an Equity Purchase Agreement, (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the Products & Healthcare Services (P&HS) business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We have retained a 5% equity interest in the P&HS business.

Product Offering and Services

We provide delivery of products, including disposable medical supplies sold directly to patients and home health agencies and are a leading provider of integrated home healthcare equipment and related services in the U.S. We offer a comprehensive range of products and services for in-home care and delivery across diabetes treatment, home respiratory therapy (including home oxygen and non-invasive ventilation services), and obstructive sleep apnea treatment (including continuous positive airway pressure (CPAP) and bi-level positive airway pressure devices, and patient support services). Additionally, we supply a wide range of other home medical equipment, patient care product lines including ostomy, wound care (including negative pressure wound therapy), urology, incontinence and other products and services to help improve the quality of life for patients with home care needs. Revenues are generated through fee-for-service and capitation arrangements with large government and commercial payors (Payors) for equipment, supplies, services and other items rented and sold to patients. We provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We are one of the industry’s highest-quality providers of home healthcare equipment, medical supplies and related services, while maintaining a commitment to being a low-cost operator. We aim to provide a compelling value proposition to patients, providers and Payors by allowing patients to receive necessary care and services in the comfort of their own home, while, at the same time, reducing the costs of treatment. We use technology in areas such as web portals/electronic ordering, electronic claims submission and electronic funds transfer with managed care organizations to more efficiently process business transactions. This use of technology can improve the initial patient admission process, expedite claims processing and reduce the administrative costs associated with this activity for both us and our providers and Payors.

Our Customers

We provide equipment and disposable medical supplies rented and sold directly to patients and home health agencies, for which payments are received from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers, home health agencies, and directly from patients. Medicare contracts may be subject to a Competitive Bidding Process (CBP) for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), as further described in the Regulation section.

Collections and Accounts Receivable

Accendra Health has internal expertise to manage the unique reimbursement requirements of certain Payors and continue to negotiate simplifications in the claims submission process in an effort to reduce subsequent denials and shorten related collection periods. Our general practice is to collect co-payments from the patient or applicable secondary Payor.

We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. We have ongoing initiatives to improve our collections. Our ability to accurately invoice and ship product to customers enhances our collection results and affects our DSO performance. As we diversify our customer portfolio, the change in business mix also affects our DSO.

Competition

The industry in which we operate is highly competitive. We compete with many healthcare companies across a variety of channels to provide medical supplies and related services for in-home care. We compete against national providers and numerous regional and local providers that deliver products and services to patients’ homes, including AdaptHealth Corp., Lincare, Inogen, Viemed Healthcare, Inc., Quipt Home Medical, Cardinal Health and Rotech. In addition, pharmacy benefit managers, such as CVS Health Corporation, compete with us in the home healthcare market.

Trademarks

We have trademarks in the U.S. that are used to designate or identify our Company. We operate under registered trademarks Accendra Health, Apria, Byram Healthcare and Lofta.

Regulation

Our business is subject to federal and state laws and regulations over our operations, including the reimbursement of our products and services under various government programs that are designed to prevent fraud and abuse. We are subject to state laws governing pharmacies, nursing services, medical equipment suppliers and certain types of home health activities. Our teammates are subject to state laws and regulations governing certain professional licensure, including for respiratory therapy, pharmacy and nursing. Compliance with laws and regulations is costly and materially affects our business. We believe we are in material compliance with all statutes and regulations applicable to our operations. Notwithstanding this, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us; and even the termination of our ability to provide services under certain government programs.

Healthcare is an industry of rapid regulatory change. Changes in the laws and regulations and new interpretations of or guidelines relating to existing laws and regulations may affect permissible activities and compliance requirements, licenses and approvals required to be held, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party Payors. We cannot predict the future of federal, state and local regulation or legislation, or possible changes in national healthcare policies. Future legislative and regulatory changes could have a material adverse effect on our financial condition, results of operations and cash flows.

General Regulation

Privacy

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the collection, dissemination, security, use and confidentiality of Protected Health Information (PHI). HIPAA includes a number of requirements pertaining to the privacy and security of certain PHI, as well as the standard formatting of certain electronic health transactions. As part of the provision of, and billing for, healthcare equipment and services, we are required to collect and maintain PHI and as such, are subject to HIPAA as a covered entity. HIPAA also applies to business associates of covered entities, which are individuals and entities that provide services for or on behalf of those covered entities. Failure of our business associates to comply with HIPAA requirements can adversely impact our business. Numerous other federal and state laws that protect the confidentiality, privacy, availability, integrity and security of PHI and healthcare related data also apply to us. In many cases, these laws are more restrictive than, and not preempted by, the HIPAA and HITECH rules and requirements, and may be subject to varying interpretation by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expenses, adverse publicity and liability.

Further, federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state enforcement authorities, to regulate the collection, use and disclosure of personal information or PHI, and to ensure that businesses and organizations maintaining personal information about individuals implement appropriate data safeguards. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents expanded rights to direct the use of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may result in data breach litigation. Although there are limited exemptions for PHI and HIPAA regulated entities, and the CCPA’s implementation standards and enforcement practices are continuing to develop and remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. In November 2020, Californians approved the California Privacy Rights Act (the CPRA), which modified and expanded the CCPA and established a new California Privacy Protection Agency. The CPRA established January 1, 2023 as the new compliance date for most of the other substantive provisions of the CPRA. Colorado, Connecticut, Utah, and Virginia have enacted similar laws to provide for the protection of consumer privacy, and numerous other states have similar laws under consideration. Additionally, in 2023, Washington state passed the My Health My Data Act (“MHMDA”) — a comprehensive data privacy law that imposes significant obligations on entities doing business or targeting consumers in Washington and creates a private right of action that may invite an influx of litigation. Some of the MHMDA’s provisions went into effect in July 2023 and in March 2024. The Florida Legislature passed an update to the Florida Electronic Health Records Exchange Act, effective since 2023, that prohibits health care providers that use certified health record technologies from storing electronic health records outside the United States, its territories, or Canada. The ban also applies to patient information stored through a third-party or subcontracted computing facility or cloud computing service.

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

Licensing

Our home healthcare services operations are subject to federal, state, and local laws and regulations relating to the licensure of our facilities, healthcare specialists working for or engaged by us, and medical products, and requirements vary amongst jurisdictions.

Certain of our teammates are authorized and/or licensed under various federal, state and local requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, infection control and care plans. Additionally, certain states may require certain of our teammates to complete training programs, undergo background checks, and maintain state certification. In addition, various federal and state authorities and clinical practice boards regulate the licensure of our clinical specialists, working either directly as teammates or on a per diem or contractual basis, and in our facilities. We believe we are currently licensed appropriately as required by the laws of the jurisdictions in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing or future markets.

In the U.S., the Federal Food, Drug, and Cosmetic Act (FFDCA), Food and Drug Administration (FDA) regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, labeling, storage, advertising and promotion, sales and distribution and post-market surveillance. Even after obtaining the requisite approvals, products may still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare regulation is subject to change and can have a considerable impact on the marketing of products and services that we offer. The FDA and DOJ actively investigate allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. The FDA routinely issues informal and more formal communications such as untitled letters or warning letters interpreting its authority over these matters. While such communications may not be considered final agency decisions, many companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims they were making to be truthful, not misleading and otherwise lawful. The DOJ has used the federal False Claims Act to address and enforce alleged misconduct involving the content of promotional messaging.

We must also comply with laws and regulations governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our manufacturing and distribution centers. This includes oversight by the FDA, the Centers for Medicare and Medicaid Services, the Drug Enforcement Administration, the Department of Transportation, the Environmental Protection Agency (EPA), the Department of Homeland Security (DHS), the Occupational Safety and Health Administration, the Department of Labor, the Equal Employment Opportunity Commission, and state boards of pharmacy, or similar state licensing boards and regulatory agencies and other federal and state regulatory authorities. For example, our locations that fill and distribute medical oxygen containers must register with the FDA as a medical gas manufacturer, and these registered locations are subject to extensive regulation. Among other requirements, the FDA’s Current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we operate medical gas facilities, we are subject to regulation under varying state health and safety laws. The FDA and state authorities conduct periodic, unannounced inspections at our facilities to assess compliance with cGMPs and other regulations. Failure to comply with applicable requirements can lead to a variety of administrative or legal sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We expend significant resources to achieve compliance with federal and state law requirements at each of our facilities. There can be no assurance, however, that these efforts will be successful and that our facilities will achieve and maintain compliance with applicable federal, state and local law requirements. We are also subject to certain federal and state disclosure requirements regarding financial arrangements within the healthcare industry.

Environmental Laws

We are subject to federal, state and local environmental laws and regulations in the U.S. In the event of noncompliance, we could be subject to substantial fines and other penalties. These laws and regulations frequently change and have become increasingly stringent over time. Non-compliance with these laws and regulations may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.

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

In addition, federal and state governments in the U.S. are considering new or expanded laws to address climate change. Such laws, including California’s SB-253 (Climate Corporate Data Accountability Act) and SB-261 (Climate-Related Financial Risk Act), may include limitations on greenhouse gas emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on us. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our financial condition, results of operations and cash flows.

Antitrust Laws

The federal government and most states have enacted antitrust or competition laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, certain acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare sector is currently a priority of the FTC and the Department of Justice (DOJ). In addition, the DOJ has been pursuing criminal antitrust enforcement actions for conduct of parties that the DOJ is alleging to be fixing wages or limiting worker mobility. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Fraud and Abuse Laws

There are various federal and state laws that regulate the operation of healthcare providers, including those that prohibit fraudulent and abusive business practices by healthcare providers, suppliers, and parties that contract with such providers and suppliers who participate in, receive payments from or are in a position to make or influence referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Of particular importance, each of which may be amended and updated from time to time, are:

●	The federal Anti-Kickback statute and similar state equivalents prohibit providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals. Violations of the federal Anti-Kickback Statute may result in civil and criminal penalties. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●	The federal Physician Self-Referral Law, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, if these entities provide certain designated health services (including home healthcare services) reimbursable by Medicare or Medicaid, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (FCA);

●	The FCA and similar state laws provide, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Among the many other potential bases for liability is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. The federal government has taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. The FCA may be enforced directly by the federal government or by a whistleblower on the government’s behalf;
●	The federal Eliminating Kickbacks in Recovery Act, which imposes criminal liability on individuals or entities that pay, receive, or solicit any remuneration in return for patient referrals to recovery homes, clinical treatment facilities, or laboratories;
●	The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	Similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party Payor, including commercial insurers or services paid out-of-pocket by patients; and
●	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.

To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) and the U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG) have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The DOJ’s continued prioritization of corporate and healthcare enforcement is evidenced by both the September 2022 release of the Monaco Guidelines, which reflect enhancements to long-standing DOJ guidelines on corporate accountability, and the record-breaking enforcement results in recent years. In 2025, the DOJ reported $6.8 billion in False Claims Act (FCA) settlements and judgments, the highest in history, with more than $5.7 billion related to healthcare matters specifically. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase costs or otherwise have an adverse effect on operations. In addition, because of the potential for large monetary exposure under the FCA, which provides for treble damages and mandatory minimum penalties, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

On December 18, 2020, prior to the Acquisition of Apria on the Apria Acquisition Date, a federal judge approved a civil and administrative settlement between Apria and the U.S. and certain state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilation products (NIVs). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIVs covered by private insurers.

To resolve any potential liability regarding alleged improper use of NIVs, Apria agreed to enter a civil settlement agreement and to pay $40 million to the federal government and the states. Apria also agreed with the

California Department of Insurance to pay $0.5 million to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871 et seq. Apria separately agreed with the relators to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 Ill. Comp. Stat. 92/1 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. All amounts were paid prior to the Apria Acquisition Date.

As part of the settlement, Apria also entered into a five-year Corporate Integrity Agreement (CIA) with the HHS OIG. The CIA requires Apria to maintain its ongoing corporate compliance program and implement a set of defined corporate integrity activities for a period of five years from the effective date of the CIA. Among other things, the CIA requires Apria to impose certain oversight obligations on Apria’s board of directors; provide certain management certifications; continue or implement, as applicable, certain compliance training and education; and engage an Independent Review Organization to perform certain reviews. The CIA also includes certain reporting, certification, record retention, and notification requirements. In the event of a breach of the CIA, Apria could become liable for payment of certain stipulated penalties or could be excluded from participation in federal healthcare programs. We expect final closure of the CIA to occur in 2026.

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

Demand for many of the existing and new medical devices and supplies we provide to patients is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse us and our customers for their members’/beneficiaries’ medical expenses in the jurisdictions where we do business. Statutory and regulatory requirements for Medicare, Medicaid and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), each contains provisions that have directly impacted reimbursement for the products and services we provide. Reimbursement from private third-party Payors varies and is dependent on contract negotiations and there is no guarantee that such contracts will be profitable, and failure to comply with these contracts may result in termination or financial liabilities. Efforts by Payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by healthcare companies. It is possible that healthcare companies will continue to experience a shift in Payor mix away from fee-for-service Payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality-driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments.

The ACA affects how healthcare services are delivered and reimbursed through the expansion of health insurance coverage, constraining Medicare and Medicaid program spending, and establishing programs that tie reimbursement to quality and integration. Potential changes to the ACA may impact our business including, but not limited to, court challenges, and administration and legislative modifications. Lower numbers of insured individuals, reduced coverage for insured individuals and reduced government funding for programs could each cause our revenues to decrease to the extent such legislation reduces reimbursement rates.

The MMA established a Competitive Bidding Process (CBP) for certain DMEPOS we provide. The DMEPOS CBP impacts the Medicare reimbursement amounts for suppliers of certain DMEPOS items, and in the past, included some DMEPOS items that we provide to our patients. Cumulatively, in previous competition rounds of the DMEPOS CBP in effect between 2011 and 2018, our business (including the Apria operations acquired in March 2022) were offered contracts for a substantial majority of the product categories for which we submitted bids. Competitive bidding contracts are expected to be re-bid at least every three years. While we cannot predict the outcome of the DMEPOS CBP on our business in the future nor the Medicare payment rates that will be in effect in future years, the program may materially adversely affect our financial condition, results of operations and cash flows.

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

Human Capital Resources

Teammate Overview

Our teammates are at the heart of everything that we do. Through their creativity, talent and hard work, our teammates allow us to offer exceptional products and services, and they provide the force that propels our mission to empower our customers to advance healthcare. Thus, we are committed to maintaining a results-driven culture and providing benefits that will attract and retain top talent. We are also committed to creating an environment that allows our teammates to perform at a high level, emphasizes a culture of safety and is conducive to professional and personal growth. At the end of 2025, following the sale of our Products & Healthcare Services segment (the “P&HS Sale”), we employed over 6,500 full-time and part-time teammates. None of our teammates are represented by a labor union or subject to a collective bargaining agreement (CBA). Throughout our operations, we continue to have positive relationships with our teammates.

We depend on our key personnel to successfully operate our business, including our executive officers and senior corporate management. We seek to attract and retain top talent for these critical roles by offering competitive base and incentive compensation packages (and in certain instances share-based compensation and retention incentives), attractive benefits, and opportunities for advancement and rewarding careers. We periodically review and adjust, if needed, our teammates’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that our offerings are competitive within the industry and consistent with our performance. We have enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions.

In order to take advantage of available opportunities and successfully implement our long-term strategy, we understand that we must be able to employ, train and retain skilled personnel. To that end, we support and utilize various training and educational initiatives, and we have developed Company-wide and project-specific teammate training and educational programs. Key programs focus on teammate safety, leadership development, health and wellness, work-life balance, talent management, and teammate engagement. We believe that teammate engagement is integral to our Bringing Care to Life purpose, vision, strategy and business success. We also believe that our teammates are the face of Accendra Health, and we expect every teammate to model our values and commitment to ethical business practices as set forth in our Code of Honor.

We believe that our efforts to create an environment that is conducive to our values and teammate success have been successful. Our values reflect our commitment to our customers, our teammates and the environment and the communities where we live and work. Our values embody “IDEAL” behavior — Integrity, Development, Excellence, Accountability and Listening. All teammates are expected to reflect these values in all they do each and every day. We also hold our teammates to a high standard of performance, and we regularly evaluate teammates’ productivity against current requirements, future demand expectations and historical trends. From time to time, we may add, reduce or adjust resources in certain areas to align with changing circumstances.

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

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We make these filings available free of charge through the SEC Filings link in the Investor Relations content section on our website located at www.accendrahealth.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included or accessible on our website is not incorporated by reference into this Annual Report on Form 10-K.

Furthermore, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding Accendra Health, Inc. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

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

Additionally, we have adopted a written Code of Honor that applies to all of our directors, officers and teammates, including our principal executive officer and senior financial officers. This Code of Honor (including any amendments to or waivers of a provision thereof) and our Corporate Governance Guidelines are available on our website at www.accendrahealth.com.

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

Operational Risks

●	Our concentration in and dependence on certain Payors.
●	Our failure to maintain our relationships with hospital and physician referral sources may cause revenue decline.
●	Changes in customer and product mix could materially adversely affect our financial condition and results of operations.
●	Our business dependence on certain significant suppliers.
●	Our operations depend on proper functioning of information systems; and a cyberattack or systems breach could adversely affect business.
●	The recent termination of our contracts with a large commercial payor could negatively impact our financial condition and liquidity.
●	A CMS determination reducing reimbursement qualification for non-invasive ventilation products could negatively impact our financial results.
●	Our ability to attract and retain talented teammates is critical to our success.
●	Our inability to adequately integrate acquisitions could materially adversely affect operations.
●	The storage, transportation and provision of compressed and liquid oxygen carries inherent risk of rupture or accidents.
●	Our goodwill may become further impaired, requiring significant charge to earnings.

Risks Related to the Sale of our Products & Healthcare Services Business

●	The sale of the P&HS business may negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.
●	We are required to provide transitional services which may divert the management’s attention and harm our business.
●	We are dependent on the successful execution of transitional services by third party.
●	Certain of our contracts were transferred or may need to be transferred or replaced and the failure to obtain replacements could increase our expenses.
●	The sale of P&HS assets could negatively impact business, and the retained liabilities could adversely affect our financial results.

Industry and Economic Risks

●	We face increasing competition, accelerating pricing pressure and changes in technology.
●	Uncertainty about economic conditions and adverse political changes may affect demand for our products, services and our accounts receivable collectability.
●	Changing conditions in the U.S. healthcare industry may impact the results of our operations and cash flows.

Litigation & Regulatory Risks

●	We are subject to stringent regulatory and licensing requirements; and potential federal and state investigations and compliance reviews.
●	We must obtain regulatory clearance prior to consummating certain healthcare transactions.

●	Our failure to comply with regulatory requirements or receive clearances or approvals for our medical gas facilities could adversely affect our business.
●	Our business may be adversely affected if we are unable to establish, maintain, protect and enforce intellectual property rights.
●	We may become subject to litigation, investigations, claims and legal proceedings.
●	We could be subject to adverse tax law changes, challenges to tax positions and audits resulting in additional payments.
●	Our ESG-related aspirations, goals and disclosures expose us to risks including reputational and stock price risks.
●	Our amended bylaws designate U.S. District Court for Eastern District of Virginia as the exclusive forum for certain litigation, which could limit our stockholders’ ability to obtain favorable judicial forum.

Risks Related to Our Debt

●	We may not be able to refinance, extend or repay our substantial indebtedness.
●	We may not be able to generate sufficient cash to service debt and other obligations.
●	Our credit facilities and existing notes have restrictive covenants that could limit financial flexibility.
●	Our variable rate indebtedness subjects us to interest rate risk.
●	We may continue to incur additional substantial indebtedness in the future.

General Risk Factors

●	Our continued success is substantially dependent on positive perceptions of our reputation.
●	We are subject to risks related to public health crises and future outbreaks.
●	The market price for our common stock and debt have been and may continue to be volatile.
●	We may be adversely affected by global climate change or legal, regulatory or market responses to such change.

Operational Risks

We have concentration in and dependence on certain Payors.

During the year ended December 31, 2025, our two largest commercial Payors represented approximately 23% and 14% of our net revenue, derived from multiple separately managed contracts. Revenue reimbursed under arrangements with Medicare and state Medicaid programs was approximately 19% of our net revenue for the year ended December 31, 2025. A commercial Payor, with which we have multiple separately managed contracts, has terminated, or is in the process of terminating, certain of our contracts with them. The terminated agreements reflected $322 million or 12% of our net revenue, including $231 million of capitation revenue, which represents nearly all of our capitation revenue, for the year ended December 31, 2025. Refer to the risk factor titled, “The recent contract termination from a large commercial Payor could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity risk” below for additional information. Changes in a significant individual Payor relationship could have a material adverse effect on our financial condition, results of operations, cash flows, capital resources and liquidity.

Our failure to establish and maintain relationships with hospital and physician referral sources may cause our revenue to decline.

We do not have contracts or exclusive arrangements with most hospitals or physicians, but we attempt to work closely with hospitals and physicians to accept discharges and referrals of their patients who require our services. Therefore, our success is significantly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, if there is an actual or perceived decrease in the quality of service and care levels we provide, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline. In addition, our relationships with referral sources are subject to federal and state healthcare laws such as the U.S. federal Anti-Kickback Statute (Anti-Kickback Statute) and the U.S. federal Stark Law (Stark Law), and compliance with these laws limits the scope of our relationships with our referral sources.

Possible changes in customer and product mix could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

Our revenues are determined by a number of factors, including mix of customers, the rates of payment among customers and the mix of our products and services provided. A shift towards customers with lower compensation, or from higher gross margin products to lower gross margin products, would reduce our gross profits. Changes in the mix of our customers, products and services provided and payment methodologies could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

Our business is dependent on certain significant suppliers.

We currently rely on a relatively small number of suppliers to provide us with the majority of our patient service equipment and supplies for our home healthcare business. During the year ended December 31, 2025, our three largest suppliers contributed 16%, 14% and 11% of our purchases collectively accounting for approximately 40%. From time to time, we also enter into certain exclusive arrangements with suppliers for the provision of patient service equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations and cash flows. We often use suppliers selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing suppliers, such as the disruptions that were associated with the Philips Respironics recall as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which primarily affected our 2024 results, may reduce our income and could force us to use alternative suppliers. Any change in the existing suppliers we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our results of operations and cash flows. In addition, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient service equipment and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.

Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.

Our business depends on the proper functioning and availability of computer systems and networks to meet operational needs. These systems are also relied upon for receiving and filling orders for customers, billings to and collections from customers, the purchase of and payment for inventory and related transactions from our suppliers, and the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and teammates. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers.

As described in Item 1C, we have an integrated framework to prevent, identify and mitigate risks related to cybersecurity attacks on our systems. Despite physical, technical, and administrative security measures by us and our external service providers and consultants, our technology systems and operations have been subject to cyberattacks in the past and may be subject to cyberattacks in the future from sources beyond our control. In recent years, cyberattacks in our industry have increased and become more sophisticated. For instance, we expect threat actors may use more advanced tools and techniques, such as artificial intelligence (AI), that are designed to circumvent security controls. As a result, the risk of a cyberattack on our systems has increased. We do not oversee or actively monitor cybersecurity risks related to our external service providers and we rely on these providers to inform us of risks, breaches or cyberattacks. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A future cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, or the third party service providers on which we rely, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, our growth and strategic initiatives, results of operations, financial condition and cash flows.

The recent termination of certain contracts commercial Payor could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

A commercial Payor, with which we have multiple separately managed contracts, has terminated, or is in the process of terminating, as applicable certain of our contracts with them. The termination resulted in minimal impacts to our operating income for the year ended December 31, 2025, as the transitions of agreements and services started late in the fourth quarter of 2025. While the transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these contracts will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The terminated agreements reflected $322 million or 12% of our net revenue, including $231 million of capitation revenue, which represents nearly all of our capitation revenue, for the year ended December 31, 2025.

If we are unable to win new business to substitute this loss, effectively execute cost reduction actions, or maintain volume-based supplier discounts, the loss of this contractual relationship could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

A determination from the Centers for Medicare and Medicaid Services (CMS) would reduce reimbursement qualification for non-invasive ventilation products, which could negatively impact our financial condition, results of operations, cash flows, capital resources and liquidity.

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

The success of our business depends on our ability to attract, engage, develop and retain qualified and experienced teammates, including key executives. We may not be able to successfully compete for, attract, or retain qualified and experienced teammates, especially in North America where labor markets continue to be highly competitive. Competition among potential employers, labor shortages, and inflationary pressures might result in increased salaries, benefits or other teammate-related costs, or in our failure to recruit and retain teammates. We may experience sudden loss of key personnel due to a variety of causes, including competitive recruitment, retirement, illness, death, or disability, and must adequately plan for succession of key executive roles. Teammates might not successfully transition into new roles. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. In addition, employee union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

Our operations are subject to the many hazards inherent in the storage, transportation and provision of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial condition, results of operations, and cash flows. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee the storage, transportation and provision of hazardous materials such as compressed or liquid oxygen.

Our goodwill may become further impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

U.S. Generally Accepted Accounting Principles (GAAP) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any significant adverse changes in one or a combination of key assumptions, including, but not limited to, a further decrease in our market capitalization, an increase in the discount rate, a failure to meet our business plans or expected earnings and cash flows, unanticipated events and circumstances such as the loss of a contract with a significant Payor, changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, disruptions in the supply chain, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. As a result of an interim impairment test performed during the three months ended December 31, 2024, we recorded a goodwill impairment charge in our Apria reporting unit of $307 million. No impairment charges to goodwill were recorded in continuing operations 2025 or 2023. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

Risks Related to the Sale of our Products & Healthcare Services Business

We have sold our P&HS business, and there may be negative impacts on our financial condition, results of operations, cash flows, capital resources and liquidity.

On December 31, 2025, we completed the P&HS Sale after which we are a significantly smaller, less diversified company with a single segment. We may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the diversification of revenue, costs, and cash flows has diminished, such that our results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished. We may be unable to achieve the full strategic and financial benefits that we believe we may be able to achieve through the sale of our P&HS business, or such benefits may be delayed or may never occur at all. For example, we believe the sale could provide the following benefits, among others:

●	directing capital toward the higher growth and higher margin Accendra Health business; and
●	applying proceeds from the sale to repay certain of our indebtedness.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that we may not benefit as expected from the increased focus on our Accendra Health business and simpler business model made possible by the sale and (ii) the risk of litigation, injunctions or other legal proceedings relating to the sale If we fail to achieve some or all of the benefits we expect to achieve as a result of the sale of our P&HS business, or if such benefits are delayed, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

The sale of our P&HS business has resulted and will continue to result in significant separation costs, and we are obligated to reimburse Purchaser for the first $65 million of such costs subsequent to the completion of the sale, subject to conditions described in Note 3. See Note 3 “discontinued operations” in the Notes to Consolidated Financial Statements for additional information.

Furthermore, the sale process could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we have taken actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us to seek to change existing business relationships. In addition, teammate retention could be negatively impacted. If key teammates depart because of concerns relating to the uncertainty, our business could be harmed. Additionally, until the market has fully analyzed our valuation following the sale of the P&HS business, the price of our common stock may fluctuate. Furthermore, the sale has decreased the diversification of our revenues, costs and cash flows, and so our operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished.

In connection with the sale of the P&HS business, we are required to provide certain transitional services which may divert management’s attention and harm our business.

In connection with the P&HS Sale, we are required to provide certain services to the Purchaser for a transitional period. Such transitional services arrangements may be in exchange for fees that do not fully compensate us for the cost of providing such transitional services and may also divert management’s attention and resources, away from the existing business, which could harm our business.

In connection with the sale of the P&HS business, we are receiving certain transitional services and are dependent on the successful execution of these services by a third party.

In connection with the P&HS Sale, we are receiving certain services from the Purchaser for a transitional period. We are dependent on the Purchaser to provide us with these services over a transitional period. If we are not able to successfully transition off of these transitional services timely, it could negatively impact our ability to achieve our strategic objectives and could have a material adverse effect on our results of operations or financial condition.

Certain contracts used in our business were transferred or may need to be transferred or replaced in connection with the sale of the P&HS business and any failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.

In connection with the sale of the P&HS business, we have been required and will be further required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

The sale of certain assets associated with the P&HS business could negatively impact our business, and retained liabilities from businesses or assets that we have sold could adversely affect our financial results.

The asset sales in connection with the P&HS business pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses and sold assets, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers. If post-completion liabilities and obligations related to divestitures and asset sales are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted. Any divestiture or asset sale may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture or sold asset, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations or financial condition.

Industry and Economic Risks

We face increasing competition, accelerating pricing pressure and changes in technology.

The home healthcare industry in which we operate is intensely competitive and highly fragmented. There are a large number of providers, including hospital systems, physician specialists and sleep labs, industrial gas manufacturers, home healthcare agencies, health maintenance organizations, and alternative treatment providers. There are also relatively few barriers to entry in local home healthcare markets. Hospitals, health systems, and Payors are routinely looking to provide coverage and better control of post-acute healthcare services, including home healthcare services of the types we provide. From time to time our contracts are amended (sometimes through unilateral action regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Payors may enlarge their provider networks, reducing the amount of referrals or revenue we may receive from them, reduce their provider networks in exchange for lower payment rates or change the order of preference among the providers to which they refer business. In addition, pharmacy benefit managers, such as CVS Health Corporation, are competing with us in the home healthcare market. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and, in the case of Amazon.com, Inc. and its emerging pharmacy offerings, entered the healthcare market. In the event such providers enter the home healthcare market, we may experience a loss of referrals or revenue.

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

Poor or deteriorating economic and political conditions in the U.S could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Such change in demand may result in further inventory valuation adjustments. Poor economic conditions also could lead our suppliers to offer less favorable terms, which would negatively affect our profitability. Further, the potential decline in federal and state revenues that may result from a deterioration in economic and political conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. There can be no assurance that our products or services will be considered cost-effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize profitability. Increases in job losses in the U.S. as a result of adverse economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that Payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. Furthermore, the collection of accounts receivable requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. There can be no assurance that we will be able to improve upon or maintain current levels of collectability and DSO in future periods. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations, financial condition and cash flows. These and other possible consequences of financial and economic decline could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The U.S. and global economies experienced elevated inflation rates significantly above Central Bank targets from 2021 through 2023, with inflation moderating but remaining above target levels through 2025.The Federal Reserve and other Central Banks raised interest rates during 2023 and 2024 and could do so again in the future. The present conditions and state of U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Inflation has and may continue to materially impact the costs to source materials or produce and distribute products to customers. Continued inflationary pressures could result in market pressures on our customers to reduce costs, which could impact our profitability and cash flows. Additionally, there is uncertainty that we will be able to pass elevated costs onto customers in an effort to offset inflationary pressures, or that such increases may outpace the compensating inflation-based increase in Medicare payment rates, or any other rate increases we may receive.

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

Litigation & Regulatory Risks

We are subject to stringent regulatory and licensing requirements, and we have been, are and in the future could become the subject of federal and state investigations and compliance reviews.

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

We are a Medicare-certified supplier and participates in state Medicaid programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations and cash flows. Violations of federal (such as HIPAA) and state laws concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation. AI, particularly generative AI, is an emerging technology subject to a complex and evolving regulatory landscape at both the federal and state level. Regulatory considerations surrounding AI in healthcare are still developing and many regulatory agencies including the FDA are developing and implementing requirements related to the functionality, safety, efficacy, and privacy of AI and machine learning technologies. The increased cost and difficulty with complying with such legal requirements, or a failure to do so, may have an adverse effect our business.

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

Certain of our former operations under the P&HS business engaged in Ethylene Oxide (EtO) sterilization of medical products either directly or indirectly through third-parties. In the U.S., several regulators, including the EPA, the FDA, and agencies at the state and local level, play a role in regulating the use of EtO sterilization. Recent announcements of the temporary or permanent closure of sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EtO emissions at those facilities. We have been named as a defendant in a lawsuit alleging personal injury as a result of EtO emissions. Additionally, we have incurred, and may incur additional costs associated with defending EtO emissions litigation. We have taken measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we may become a party, will not significantly increase the costs of conducting sterilization operations or curtail or eliminate the use of EtO in our operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, which could have a material adverse effect on our financial condition, results of operations, cash flows, capital resources and liquidity.

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

In the U.S., there has been a trend towards increasing government oversight of investments in the healthcare industry. This trend is occurring at both the federal and state levels, with at least 15 states adopting laws requiring state regulators to be notified of investments in various healthcare entities. Some of these laws increase the authority of the relevant governmental authority to review and approve, deny, or require modifications to such transactions. The governmental authorities can, in some cases, delay or stop the proposed transaction from proceeding. These laws may make certain jurisdictions less suitable for investments into healthcare businesses and may result increased compliance costs, introduce delays to investment and divestment transactions, alter transaction terms and structures and ultimately impact the returns of such investments.

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

The medical gas products we distribute and certain other products we distribute are subject to extensive regulation by the FDA and other federal and state governing authorities. Compliance with FDA, state, and other requirements regarding production, safety, quality, manufacturing, distribution and marketing is costly and time-consuming, and while we seek to be in full compliance, instances of non-compliance could arise from time to time. We cannot be assured that any of our medical gases will be certified by the FDA. We have applied for, and received, designated gas certifications for our medical gas products. We may not be successful in receiving certification in the future.

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

We operate throughout the U.S., and we are subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals for changes in tax accounting methods for inventory, import tariffs and taxes, including the pass through impact from certain indirect suppliers, or other tax items. Changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes. There can be no assurance that our effective tax rate will not be materially adversely affected by legislative developments.

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

There are efforts by some stakeholders and regulators to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG initiatives are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

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

Our amended and restated bylaws designate the U.S. District Court for the Eastern District of Virginia as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Eastern District of Virginia, (or, if such court lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed to the Company by any director or officer or other employee of the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Virginia Stock Corporation Act, our articles of incorporation or our amended and restated bylaws (as applicable) or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the U.S federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Debt

We may not be able to refinance, extend or repay our substantial indebtedness which would have a material adverse effect on our financial condition.

The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. The Term Loan A and Term Loan B have $326 million and $511 million of principal outstanding excluding unamortized deferred financing costs as of December 31, 2025. The Revolving Credit Agreement matures in March 2027 and as of December 31, 2025, we had an outstanding balance of $204 million. The 2029 Notes and 2030 Notes become due and payable in March 2029 and April 2030. We may need to raise capital in order to repay our indebtedness. As of December 31, 2025, we owed $479 million and $552 million in principal under our 2029 Notes and 2030 Notes, respectively. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.

We may not be able to generate sufficient cash to service our debt and other obligations.

As of December 31, 2025, on a consolidated basis we had $2.1 billion of aggregate principal amount of indebtedness, excluding deferred financing costs and third party fees, $217 million of undrawn availability under our revolving credit facility, as well as other contractual obligations due beyond the next twelve months. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of this Annual Report on Form 10-K for additional details.

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

As a healthcare solutions company, we could be impacted by public health crises, pandemic or contagious diseases. For example, the COVID-19 pandemic disrupted capital markets, supply chains for equipment and medical supplies, and our services.

Further, actions by the U.S. federal, state or local governments in response to any such public health developments could adversely affect our business and operations, such as closure of one or more facilities for an unknown period of time.

We may incur additional costs to ensure we meet the needs of our customers and protect our workforce or to implement operational changes in response to any future pandemics. We may experience additional impacts which are not currently known.

The market price for our common stock and debt have been, and may continue to be, highly volatile.

A variety of factors may have a significant impact on the market price of our common stock and debt, including, but not limited to: the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in our financial projections or our failure to meet these projections; changes in our industry and competitors; changes in government or legislation; government debt and/or budget crises; changes in our Board or management; our financial condition, results of operations and cash flows and prospects; activism by any single large shareholder or combination of shareholders; lawsuits threatened or filed against us; any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time; the trading volume of our common stock and debt; general market and economic conditions; any future outbreaks, and any future pandemics; the threat or outbreak of war, terrorism or public unrest (including, without limitation, geopolitical conflicts, including the war in Ukraine, conflicts in the Middle East, or tensions involving other regions); and the other factors discussed in this Item 1A. “Risk Factors,” any of which could have a material effect on us.

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

Additionally, our common stock is subject to continued listing requirements on NYSE, including maintaining a minimum $1.00 share closing price for a period of 30 consecutive trading days. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days, NYSE could issue a deficiency notice and ultimately delist our common stock if we fail to regain compliance. Given our recent stock price and recent financial challenges, including the loss of significant Payor contracts, goodwill impairment charges and the divestiture of our P&HS business, there is a risk that our stock price could fall below the minimum share price requirement. If our stock were delisted and traded on the over-the-counter market, it would significantly reduce liquidity, make it more difficult for shareholders to sell their shares, impair our ability to raise capital and could have a material effect on our business operations and our financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management processes are integrated within our enterprise risk management framework. We conduct periodic cybersecurity risk assessments to identify, evaluate and prioritize threats and vulnerabilities across our information technology environment and business operations. These assessments consider the evolving threat landscape, vulnerabilities in our systems and those of our third-party service providers and potential impacts to our business. Identified risks are evaluated based on likelihood and potential business impact, and we implement controls and mitigation measures aligned with business priorities.

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

We maintain a Cybersecurity Incident Response Plan (CIRP) to assist in promptly responding to, resolving and recovering from cybersecurity incidents. The CIRP includes guidelines for assessing, identifying, managing, reporting and remediating cyber incidents, including protocols for disclosure of material breaches with the SEC. Following a cybersecurity incident, we consult external subject matter experts, including legal counsel, to reduce the risk of further compromise to our information and to ensure proper reporting and documentation. Material cybersecurity incidents are escalated to our disclosure committee and senior management for materiality assessment, and the Audit Committee is informed promptly of material cybersecurity incidents in the event that they arise. For more information see Item 1A. “Risk Factors” for the Risk Factor entitled “Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.”

Governance

Our Cybersecurity program is managed by our Chief Information Security Officer (CISO). Our CISO works collaboratively with senior management, including the Chief Financial Officer, General Counsel, and other business leaders. The CISO has eighteen years of experience in cybersecurity. The CISO is responsible for developing and managing the overall strategy, leading the response to cybersecurity incidents and reporting to the Board.

Our policies require teammates, contractors, service providers and suppliers who become aware of a cybersecurity incident to immediately report it to their supervisor or the CISO through the appropriate reporting channels. In the event of a cybersecurity incident, in addition to the standing members, teammates would be selected to serve on the Cybersecurity Incident Response Team (CIRT) based on the facts and circumstances of the particular cybersecurity incident. Additionally, our outside legal counsel is held on retainer to assist with our response to cybersecurity incidents.

The Audit Committee of the Board has primary responsibility for oversight of our cybersecurity risk management program. The Audit Committee receives updates from management at least quarterly, or more frequently as appropriate, on our cybersecurity program including the threat environment, program initiatives and investments, cyber insurance coverage, significant incidents or risks, and key metrics.

To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, out business strategy, results of operations, or financial condition.

Item 2. Properties

As of December 31, 2025, following the P&HS Sale, we had over 250 locations to serve patients across the U.S., centers of excellence aligned with specific mail order product categories, as well as regional distribution and repair centers, customer service and billing centers, a national pharmacy and a biomedical center for the repair, maintenance and distribution of patient service equipment.

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

Item 3. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 15, “Commitments, Contingent Liabilities, and Legal Proceedings”, in the Notes to Consolidated Financial Statements in this Annual Report.

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

Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2025 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Edward A. Pesicka (58)

President, Chief Executive Officer & Director

Mr. Pesicka has served as President and Chief Executive Officer since joining Accendra Health in March 2019. Mr. Pesicka was also appointed to the Board of Directors at the time he joined the Company. Previously Mr. Pesicka served as an independent consultant and advisor in the healthcare, life sciences and distribution industries since January 2016. From January 2000 through April 2015, Mr. Pesicka served in various roles of increasing responsibility at Thermo Fisher Scientific Inc., including Chief Commercial Officer and Senior Vice President from January 2014 to April 2015. Prior to that, he was President, Customer Channels at Thermo Fisher from July 2008 to January 2014 and President, Research Market from November 2006 to July 2008. Earlier in his career, Mr. Pesicka held various Vice President-level roles in Thermo Fisher Scientific’s finance department, serving as Chief Financial Officer of numerous divisions. Prior to Thermo Fisher Scientific, Mr. Pesicka spent eight years with TRW, Inc. in its finance department and three years with PricewaterhouseCoopers as an auditor.

Jonathan A. Leon (59)

Executive Vice President, Chief Financial Officer

Mr. Leon has served as Executive Vice President and Chief Financial Officer of Accendra Health since September 2024 and has served as interim Chief Financial Officer since June 2024. Previously Mr. Leon served as Senior Vice President, Corporate Treasurer of the Company since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Accendra Health in January 2017. Before joining Accendra Health, Mr. Leon worked for Universal Corporation and The Brinks Company for 18 years where he served as Vice President and Treasurer.

Perry Bernocchi (67)

Executive Vice President & Chief Operating Officer

Mr. Bernocchi has served as Executive Vice President and Chief Operating Officer since January 2025 and was previously Executive Vice President and Chief Executive Officer, Patient Direct since March 2023. Prior to that, Mr. Bernocchi served as President & Chief Executive Officer of the Company’s Byram Healthcare division, a position he held since 2009. Mr. Bernocchi joined Byram Healthcare in 2006 as its Chief Operating Officer. Prior to that, Mr. Bernocchi served as Chief Operating Officer of Hemophilia Resources of America from 2000 to 2005 prior to its sale to Accredo Health. Prior to that, Mr. Bernocchi worked for Caremark/Coram from 1982 to 2000 in various roles of increasing responsibility in operations and general management within Coram Resource Network and as Senior Vice President of Operations.

Heath Galloway (49)

Executive Vice President, General Counsel & Corporate Secretary

Mr. Galloway joined Accendra Health in February 2013, serving as Assistant General Counsel until April 2016 and Associate General Counsel until May 2023, when he was appointed as Executive Vice President, General Counsel & Corporate Secretary. In this role, Mr. Galloway oversees the Accendra legal and government relations teams and has responsibility for corporate governance, M&A, dispute resolution, and legal compliance. In January 2026, Mr. Galloway also assumed oversight responsibility for the Company’s human resources function. Before joining Accendra, Mr. Galloway spent nine years in private practice and was a partner at Williams Mullen, a full-service law firm based in Richmond, Virginia. Mr. Galloway received his Bachelor of Arts and Juris Doctorate degrees from Washington & Lee University.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Accendra Health, Inc.’s common stock trades on the New York Stock Exchange under the symbol ACH (formerly OMI). As of January 31, 2026, there were 1,772 common shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the common shareholders of record do not reflect the total number of stockholders.

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the Russell 2000 Index and the Russell 3000 Medical Equipment and Services Sector Index, an index that includes more than 100 companies in the medical equipment and services industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2020, and that all dividends were reinvested.

200
100
0
Index Value
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Years Ended
Accendra Health, Inc.
Russell 2000 Index
Russell 3000 Medical Equipment and Services Sector

	Base Period	Years Ended
Company Name / Index	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
Accendra Health, Inc.	$100.00	$160.85	$72.22	$71.26	$48.33	$10.35
Russell 2000 Index	100.00	114.78	91.30	106.71	119.00	134.23
Russell 3000 Medical Equipment and Services Sector	100.00	120.76	93.91	98.59	104.83	110.56

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million and expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

The following table summarizes share repurchase activity for the year ended December 31, 2025:

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
July 1-July 31, 2025	—	$—	—	$93,360
August 1-August 31, 2025	—	$—	—	$93,360
September 1-September 30, 2025	—	$—	—	$93,360
October 1-October 31, 2025	—	$—	—	$93,360
November 1-November 30, 2025	1,129	$3.10	1,129	$89,860
December 1-December 31, 2025	—	$—	—	$89,860
Total (3)	1,955		1,955

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million. The program expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.
(2)	During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.
(3)	Represents the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale of Products & Healthcare Services Business

On February 28, 2025, we announced that we were actively engaged in discussions regarding the potential sale of our Products & Healthcare Services business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware

corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We retained a 5% equity interest in the P&HS business.

In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to Consolidated Financial Statements reflect the continuing operations of Accendra Health, Inc. unless otherwise noted. See Note 3 in the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Overview

Accendra Health, Inc. (f/k/a Owens & Minor, Inc.) and subsidiaries (Accendra Health, we, us, our or the Company) is a leading nationwide provider of products, technology, and services that supports health beyond the hospital for millions of people each year. As discussed later within Note 1 to Consolidated Financial Statements, our business activities comprise a single operating and reporting segment.

Net (loss) per share from continuing operations was $(1.34) for the year ended December 31, 2025 as compared to net (loss) per share from continuing operations of $(4.57) for the year ended December 31, 2024. Our financial results for the year ended December 31, 2025 as compared to the prior year were favorably impacted by the following: (1) no goodwill impairment charges for the year ended December 31, 2025 as compared to charges incurred for the year ended December 31, 2024 of $307 million, or a $3.97 negative impact per share (see Notes 1 and 5 in the Notes to Consolidated Financial Statements); (2) revenue growth of $82 million; (3) a reduction in exit and realignment charges of $28 million; (4) the remeasurement of an uncertain tax position for the year ended December 31, 2024, including interest which resulted in a $19 million, or a $0.24 negative income tax charge per share (see Note 12 in the Notes to Consolidated Financial Statements); that did not reoccur and (5) a $15 million reduction in selling, general and administrative expense. These impacts were partially offset by (1) an $80 million transaction breakage fee incurred in connection with the termination of the Rotech acquisition; (2) an increase in cost of net revenue of $73 million; (3) an increase in intangible amortization of $33 million; and (4) $18 million in transaction fees during the year ended December 31, 2025.

Net (loss) per share from continuing operations was $(4.57) for the year ended December 31, 2024 as compared to net income per share from continuing operations of $0.12 for the year ended December 31, 2023. Our financial results for the year ended December 31, 2024 as compared to the prior year were unfavorably impacted by the following: (1) a goodwill impairment charge incurred for the year ended December 31, 2024 of $307 million, or a $3.97 negative impact per share; (2) an $81 million increase in selling, general, and administrative expenses including legal settlements of $17 million related primarily to compensation and wage and hour disputes; (3) a $64 million increase in cost of net revenue; and (4) a $39 million increase in exit and realignment costs. These unfavorable impacts were partially offset by (1) a $128 million increase in net revenue; (2) a decrease in intangible amortization of $18 million; and (3) a $9.2 million decrease in interest expense, net.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Termination of Acquisition of Rotech

As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech Healthcare Holdings Inc. (Rotech) subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, on June 5, 2025, we made a cash payment to Rotech of $80 million.

Contract Termination with a Commercial Payor

A commercial Payor, with which we have multiple separately managed contracts, has terminated, or is in the process of terminating, certain of our contracts with them. This termination resulted in minimal impacts to our operating income for the year ended December 31, 2025, as the transitions of agreements and services started late in the fourth quarter of 2025. While such transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these contracts will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The terminated contracts reflected $322 million or 12% of our net revenue, including $231 million of capitation revenue, which represents nearly all of our capitation revenue, for the year ended December 31, 2025.

Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K discusses 2025, 2024 and 2023 items and year-to-year comparisons between 2025, 2024 and 2023.

2025 compared to 2024 and 2024 compared to 2023

Net revenue.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Diabetes	$783,370	$777,483	$5,887	0.8%
Sleep therapy	740,052	702,950	37,102	5.3%
Home respiratory therapy	433,050	435,954	(2,904)	(0.7)%
Ostomy	212,838	195,923	16,915	8.6%
Wound care	188,508	192,407	(3,899)	(2.0)%
Urology	116,022	107,121	8,901	8.3%
Other	288,192	268,274	19,918	7.4%
Net revenue	$2,762,032	$2,680,112	$81,920	3.1%

The increase in our net revenue for the year ended December 31, 2025 was driven primarily by sales growth in several product categories, including sleep therapy, ostomy, and urology. The growth in these categories includes the benefits from certain successful sales activities including our Sleep Journey Initiative. This increase was partially offset by $11 million of benefits in the last half of 2024 associated with two settlement benefits related to two multi-year claims reprocessing matters.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Diabetes	$777,483	$723,318	$54,165	7.5%
Sleep therapy	702,950	669,784	33,166	5.0%
Home respiratory therapy	435,954	457,675	(21,721)	(4.7)%
Ostomy	195,923	177,890	18,033	10.1%
Wound care	192,407	170,949	21,458	12.6%
Urology	107,121	97,985	9,136	9.3%
Other	268,274	254,971	13,303	5.2%
Net revenue	$2,680,112	$2,552,572	$127,540	5.0%

The increase in our net revenue for the year ended December 31, 2024 was driven primarily by sales growth in several product categories, including sleep therapy, diabetes, and wound care. The growth in these categories includes the benefits from certain successful sales activities including our Sleep Journey Initiative.

Cost of net revenue.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of products sold	$1,323,336	$1,245,684	77,652	6.2%
Patient service equipment depreciation	126,830	126,796	34	0.0%
Other costs	22,567	27,252	(4,685)	(17.2)%
Cost of net revenue	$1,472,733	$1,399,732	$73,001	5.2%
As a % of net revenue	53.3%	52.2%

The increase in cost of net revenue reflects the increased cost associated with sales growth of 3.1% and manufacturer price increases, as compared to prior year.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of products sold	$1,245,684	$1,172,760	72,924	6.2%
Patient service equipment depreciation	126,796	138,444	(11,648)	(8.4)%
Other costs	27,252	24,348	2,904	11.9%
Cost of net revenue	$1,399,732	$1,335,552	64,180	4.8%
As a % of net revenue	52.2%	52.3%

The increase in our cost of net revenue reflects the increased cost associated with sales growth of 5.0% and manufacturer price increases, as compared to prior year.

Operating expenses.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$1,067,560	$1,082,344	$(14,784)	(1.4)%
As a % of net revenue	38.7%	40.4%
Goodwill impairment charge	$—	$307,112	$(307,112)	(100.0)%
Transaction breakage fee	$80,000	$—	$80,000	NM %
Acquisition-related charges and intangible amortization	$95,832	$61,848	$33,984	54.9%
Exit and realignment charges, net	$18,447	$46,806	$(28,359)	(60.6)%
NM - Not meaningful

The decrease in SG&A expenses for the year ended December 31, 2025 as compared to the prior year was driven primarily from a reduction in teammate benefit costs of $23 million and operating efficiencies in our revenue cycle and information technology, partially offset by inflationary increases and the cost to service the revenue growth of $82 million.

Goodwill impairment charge for the year ended December 31, 2024 reflected impairment recognized in our former Apria reporting unit during the quarter ended December 31, 2024 relating to a combination of factors occurring in the fourth quarter of 2024. The majority of these factors are related to financial market changes inclusive of a decline in our stock price and rising interest rates. Additionally, anticipated changes in pricing of a capitated contract also contributed to this charge.

Transaction breakage fee represents a cash payment to Rotech of $80 million made on June 5, 2025 for the termination of the Rotech acquisition.

Acquisition-related charges were $22 million for the years ended December 31, 2025 and 2024 related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Intangible amortization was $74 million and $40 million for the years ended December 31, 2025 and 2024 and related primarily to intangible assets acquired in the Apria and Byram acquisitions. The increase was due to the remaining useful life for an intangible asset being modified as of June 30, 2025 as a result of a notice of a contract termination with a commercial Payor. See Note 5 in the Notes to Consolidated Financial Statements.

Exit and realignment charges, net were $18 million for the year ended December 31, 2025. These charges included professional fees associated with strategic initiatives of $8.4 million, $6.8 million related to wind-down costs of Fusion5, severance associated with strategic realignments of $5.4 million, a $4.8 million gain on sale of patient service equipment in response to the contract termination with a commercial Payor and IT strategic initiatives and other of $1.5 million. Exit and realignment charges, net were $47 million for the year ended December 31, 2024 which included professional fees associated with strategic initiatives of $36 million and IT strategic initiatives and other of $11 million.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Selling, general and administrative expenses	$1,082,344	$1,001,656	$80,688	8.1%
As a % of net revenue	40.4%	39.2%
Goodwill impairment charge	$307,112	$—	$307,112	NM %
Acquisition-related charges and intangible amortization	$61,848	$74,797	$(12,949)	(17.3)%
Exit and realignment charges, net	$46,806	$7,336	$39,470	538.0%
NM - Not meaningful

The increase in SG&A expenses was driven primarily by incremental costs to support the $128 million net revenue growth, along with future revenue growth, an increase in teammate incentive expense, excluding restricted stock, of $13 million.

Goodwill impairment charges relates to impairment recognized in the Apria reporting unit during the quarter ended December 31, 2024 relating to a combination of factors occurring in the fourth quarter of 2024. The majority of these factors are related to financial market changes inclusive of a decline in Accendra Health’s stock price and rising interest rates. Additionally, anticipated changes in pricing of a capitated contract also contributed to this charge.

Acquisition-related charges were $22 million for the year ended December 31, 2024 related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges for the year ended December 31, 2023 were $17 million, consisting of costs related to the acquisition of Apria. Intangible amortization was $40 million and $58 million for the years ended December 31, 2024 and 2023 and related primarily to intangible assets acquired in the Apria and Byram acquisitions. The decline is related to certain intangible assets being fully amortized. See Note 5 in the Notes to Consolidated Financial Statements.

Exit and realignment charges, net were $47 million for the year ended December 31, 2024 which included professional fees associated with strategic initiatives of $36 million and IT strategic initiatives and other of $11 million. Exit and realignment charges, net were $7.3 million for the year ended December 31, 2023, which included professional fees associated with strategic initiatives of $2.1 million and IT strategic initiatives and other of $5.3 million.

Non-operating expenses

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Interest expense, net	$107,183	$107,566	$(383)	(0.4)%
Effective interest rate	6.94%	7.09%
Transaction financing fees, net	$18,288	$—	$18,288	NM %
Other expense, net	$3,942	$4,589	$(647)	(14.1)%
NM - Not meaningful

The decrease in interest expense was primarily due to lower average outstanding borrowings of $45 million and a decrease in the effective interest rate of 15 basis points, partially offset by a reduction in interest income of $6.4 million.

Transaction financing fees, net for the year ended December 31, 2025 consisted of debt financing fees associated with the terminated acquisition of Rotech, including $12 million of costs, net of income on the related cash held in escrow, on the financing issued in connection with the previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

Other expense, net for the years ended December 31, 2025 and 2024 includes interest cost and net actuarial losses related to our U.S. retirement plan. Other expense, net for the year ended December 31, 2024 also includes a $1.1 million loss on extinguishment of debt.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Interest expense, net	$107,566	$116,769	$(9,203)	(7.9)%
Effective interest rate	7.09%	6.96%
Other expense, net	$4,589	$1,197	$3,392	283.4%

The decrease in interest expense was primarily due to lower average outstanding borrowings of $227 million, partially offset by an increase in the effective interest rate of 13 basis points.

Other expense, net for the years ended December 31, 2024 and 2023 includes a $1.1 million loss on extinguishment of debt and a $3.5 million gain on extinguishment of debt, as well as interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Income tax provision	$729	$20,850	$(20,121)	(96.5)%
Effective tax rate	(0.7)%	(6.3)%

The change in the effective tax rate for the year ended December 31, 2025 compared to 2024 resulted primarily from the pre-tax goodwill impairment charge of $307 million ($305 million net of tax) related to Apria and a one-time income tax charge of $19 million, or a $0.24 negative impact per share, related to a recent decision associated with Notices of Proposed Adjustments (NOPA) that we received in 2020 and 2021. Both of these charges were incurred during the year ended December 31, 2024. The change also includes the tax treatment associated with the $80 million transaction breakage fee incurred during the year ended December 31, 2025. See Notes 5 and 12 in the Notes to Consolidated Financial Statements.

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Income tax provision	$20,850	$6,360	$14,490	227.8%
Effective tax rate	(6.3)%	41.7%

The change in the effective tax rate for the year ended December 31, 2024 compared to 2023 resulted primarily from the pre-tax goodwill impairment charge and the one-time income tax charge mentioned above for the year ended December 31, 2024.

Non-GAAP Financial Measures

The following financial measures, Adjusted EBITDA and Free Cash Flow (FCF), are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). In general, non-GAAP measures exclude items and charges that (i) management does not believe reflect the Company’s core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred in multiple or prior periods without predictable trends.

Management provides these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on its financial and operating results and in comparing the Company’s performance to that of its competitors. However, the non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The non-GAAP financial measures disclosed by the Company should not be considered substitutes for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.

We use Adjusted EBITDA, a financial measure that is not in accordance with GAAP, to analyze our financial results and as one of our incentive metrics and to provide an understanding of underlying operating results and trends by excluding items that are not closely related with ongoing operations. We use FCF, a financial measure that is not in accordance with GAAP, to evaluate the capacity of our operations to generate free cash flow. We utilize FCF as a performance metric.

The costs of the P&HS business that are classified as discontinued operations include only direct operating expenses. Indirect costs, such as those related to corporate and shared services previously allocated to the P&HS business, do not meet the criteria for discontinued operations and are reported within continuing operations. These costs (stranded costs) are reported within continuing operations and are included within Adjusted EBITDA.

The following tables present the reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA and FCF for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Loss from continuing operations, net of tax, as reported (GAAP)	$(102,682)	$(350,735)
Income tax provision	729	20,850
Interest expense, net	107,183	107,566
Acquisition-related charges and intangible amortization (1)	95,832	61,848
Transaction breakage fee (2)	80,000	—
Exit and realignment charges, net (3)	18,447	46,806
Transaction financing fees, net (4)	18,288	—
Litigation and related charges (5)	2,418	17,119
Goodwill impairment charge (6)	—	307,112
Other depreciation and amortization (7)	140,935	141,545
Stock compensation (8)	12,001	15,581
Other (9)	1,696	2,823
Adjusted EBITDA (non-GAAP)	374,847	370,515
Non-cash convert to sale write off expense (10)	46,951	34,105
Patient service equipment capital expenditures	(188,823)	(166,659)
Interest paid	(134,710)	(141,547)
Free cash flow (non-GAAP)	$98,265	$96,414

(1) Acquisition-related charges and intangible amortization for the years ended December 31, 2025 and 2024 include $22 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) Transaction breakage fee represents a cash payment to Rotech of $80 million made on June 5, 2025, for the termination of the Rotech Acquisition.

(3) During the year ended December 31, 2025 exit and realignment charges, net were $18 million. These charges included professional fees associated with strategic initiatives of $8.4 million, $6.8 million related to wind-down costs of Fusion5, severance associated with strategic realignments of $5.4 million, a $4.8 million gain on sale of patient service equipment in response to the contract termination with a commercial Payor and IT strategic initiatives and other of $1.5 million. Exit and realignment charges, net were $47 million for the year ended December 31, 2024 which included professional fees associated with strategic initiatives of $36 million and IT strategic initiatives and other of $11 million. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(4) Transaction financing fees, net includes $12 million, net of income on the related cash held in escrow, on the financing issued in connection with the previously expected Rotech acquisition and $6.7 million in recognition of related previously deferred debt issuance costs.

(5) Litigation and related charges includes settlement costs and related charges of certain legal matters. These costs do not occur in the ordinary course of our business and are inherently unpredictable in timing and amount.

(6) Goodwill impairment charge relates to a non-cash goodwill impairment charge recognized in the Apria reporting unit during the quarter ended December 31, 2024 resulting from a combination of factors, including fourth quarter 2024 market changes inclusive of a decline in the Company’s stock price and rising interest rates. Additionally, anticipated changes in pricing of a capitated contract within the Apria division also contributed to this charge. This is a non-cash charge and does not occur in the ordinary course of our business and is inherently unpredictable in timing and amount.

(7) Other depreciation and amortization relates to patient service equipment and other fixed assets, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

(8) Stock compensation includes share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization. For the year ended December 31, 2025 stock compensation includes a $4.0 million benefit associated with updated expected achievement for our performance share awards.

(9) For the years ended December 31, 2025 and 2024, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S.).

(10) Non-cash convert to sale write off expense includes non-cash charges primarily for equipment converted from rental to sales. This reflects the non-cash write-off of the remaining book value of patient service equipment at the time of sale. The purchase of patient service equipment is captured within capital expenditures and is subsequently charged to our statements of operations through normal depreciation and this non-cash convert to sale write off expense.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through DSO and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $7.7 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the U.S. Our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Cash and cash equivalents	$281,989	$27,572	$254,417	922.7%
Accounts receivable	$95,907	218,270	$(122,363)	(56.1)%
DSO (1)	12.4	28.9
Inventories	$74,435	67,581	$6,854	10.1%
Inventory days (2)	17.8	17.2
Accounts payable	$363,565	$359,927	$3,638	1.0%

(1)Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2025 and 2024. DSO in 2025 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the Amended Receivables Sale Program. Excluding the impact of the Amended Receivables Sale Program, DSO would have been 29.8 as of December 31, 2025. DSO in 2024 reflected the impact of the reduction in accounts receivable, net due to sales of accounts receivable under the Receivables Sale Program. Excluding the impact of the Receivables Sale Program, DSO would have been 30.7 as of December 31, 2024.

(2) Based on year end inventories and cost of net revenue for the fourth quarter ended December 31, 2025 and 2024.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the year ended December 31, 2025, 2024 and 2023:

	For the Years Ended
	December 31,
(Dollars in thousands)	2025	2024	2023
Net cash provided by (used for):
Operating activities from continuing operations	$154,496	$143,686	$336,458
Operating activities from discontinued operations	(256,286)	17,809	404,252
Operating activities	(101,790)	161,495	740,710
Investing activities from continuing operations	198,993	(98,036)	(107,893)
Investing activities from discontinued operations	(54,570)	(18,497)	(29,361)
Investing activities	144,423	(116,533)	(137,254)
Financing activities from continuing operations	190,205	(250,023)	(411,056)
Financing activities from discontinued operations	(2,127)	(17,580)	(6,274)
Financing activities	188,078	(267,603)	(417,330)
Effect of exchange rate changes	1,896	(901)	613
Net increase (decrease) in cash, cash equivalents and restricted cash	$232,607	$(223,542)	$186,739

Cash used for operating activities for the year ended December 31, 2025 reflected a net loss including the impact of the $80 million termination fee of the Rotech acquisition, $18 million in transaction financing fees, net for the Rotech acquisition financing, $22 million in legal settlement payments for two litigation matters, and favorable changes in working capital, including a $122 million reduction in continuing operations accounts receivable driven by a $120 million increase in accounts receivable that had been sold and removed from our consolidated balance sheets. Cash used for operating activities for the year ended December 31, 2025 was also impacted by $256 million of unfavorable changes in discontinued operations operating cash flow, driven by net losses and unfavorable changes in discontinued operations working capital.

Cash provided by operating activities for the year ended December 31, 2024 reflected earnings from continuing operations, excluding non-cash charges such as the goodwill impairment charge and depreciation and amortization, as well as favorable changes in working capital. Cash provided by operating activities for the year ended December 31, 2024 was also impacted by $18 million of favorable changes in discontinued operations operating cash flow, driven by operating earnings, partially offset by unfavorable changes in working capital.

Cash provided by operating activities for the year ended December 31, 2023 reflected earnings from continuing operations, excluding non-cash charges such as depreciation and amortization, as well as favorable changes in working capital. Cash provided by operating activities for the year ended December 31, 2023 was also impacted by $404 million of favorable changes in discontinued operations operating cash flow, driven by operating earnings and positive changes in working capital.

Cash provided by investing activities in 2025 included $342 million in proceeds from the sale of the P&HS business, $18 million of cash sold, and $78 million in proceeds from the sale of patient service equipment, partially offset by continuing operations capital expenditures of $201 million for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software. Cash used for investing activities in 2025 also included $55 million of discontinued operations capital expenditures.

Cash used for investing activities in 2024 included continuing operations capital expenditures of $183 million primarily for patient service equipment, other fixed assets and capitalized software, partially offset by $70 million in proceeds from the sale of patient service equipment and $18 million included in the ‘other, net’ line item for settlement with Philips for returned equipment as described in the ‘Philips Respironics Recall’ section above. Cash used for investing activities in 2024 also included $45 million of discontinued operations capital expenditures and $34 million in proceeds from the sale of our former corporate headquarters.

Cash used for investing activities in 2023 included continuing operations capital expenditures of $179 million primarily for patient service equipment, and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, partially offset by $72 million in proceeds from the sale of patient service equipment. Cash used for investing activities in 2023 also included $29 million of discontinued operations capital expenditures.

Cash provided by financing activities in 2025 included net borrowings of $204 million under our Revolving Credit Facility and $10 million used for share repurchases. Cash used for financing activities in 2024 included repayments of debt of $244 million, including $171 million paid to redeem the 4.375% senior notes that were due in December 2024, and $45 million of unscheduled and $28 million of scheduled repayments on term loans. Cash used for financing activities in 2023 included repayments of debt of $321 million, and $170 million of unscheduled and $15 million of scheduled repayments on term loans, $135 million of cash to repurchase $144 million aggregate principal of the 2024 Notes, the 4.500% senior unsecured notes due in 2029 (2029 Unsecured Notes) and the 6.625% senior notes due in 2030 (the 2030 Unsecured Notes). We had no borrowings under our Revolving Credit Facility for 2024 and the activity under our amended Receivables Financing Agreement netted to no impact on our outstanding borrowings. We had no borrowings under our revolving credit facility on a net basis for 2023 and made net repayments of $96 million under our amended Receivables Financing Agreement.

Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Amended Receivables Sale Program and our Revolving Credit Agreement.

On October 18, 2024, we entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates in its entirety, the Receivables Financing Agreement. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Total accounts receivable sold under the Receivables Sale Program and net cash proceeds were $325 million related to continuing operations during the year ended December 31, 2025. We collected $330 million of the sold accounts receivable related to continuing operations for the year ended December 31, 2025. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general, and administrative expenses in the consolidated statements of operations were $2.2 million for the year ended December 31, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold from were settled on December 31, 2025.

On December 31, 2025, we entered into an Amended & Restated Receivables Purchase Agreement (the Amended Receivables Sale Program) with persons from time to time party thereto, as Purchasers, PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $150 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Amended Receivables Sale Program amends and restates in its entirety, the Receivables Sale Program, dated as of October 18, 2024.

Total accounts receivable sold under the Amended Receivables Sale Program were $134 million. As of December 31, 2025 there was a total of $134 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Amended Receivables Sale Program.

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

At December 31, 2025 we had $204 million in outstanding borrowings on our Revolving Credit Agreement. December 31, 2024, our Revolving Credit Agreement was undrawn. At December 31, 2025 and December 31, 2024, we had letters of credit, which reduce revolver availability, of $30 million and $31 million, leaving $217 million and $419 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the Amended Receivables Sale Program, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2025.

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

On June 3, 2025, the Company, Rotech and Merger Sub mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). On June 10, 2025 (the Redemption Date), the New Notes were redeemed in full at a price equal to 100% of the aggregate principal amount of the New Notes, plus accrued and unpaid interest to, but excluding the Redemption Date.

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

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million over the next two years. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans. During the year ended December 31, 2025 we repurchased in open-market transactions and retired 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

We believe cash generated by operating activities, including available cash proceeds from the Amended Receivables Sale Program, available financing sources, and borrowings under the Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Pillar 2 Global Minimum Tax

In December 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on how the Pillar Two rules should be interpreted and applied. We do not expect Pillar Two to have a material impact on our financial position, results of operations and cash flows.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our third and fourth quarters, ending September 30 and December 31.

Contractual Obligations

As of December 31, 2025, other material cash requirements, including known contractual and other obligations and excluding anticipated voluntary prepayments of debt, in the next twelve months were primarily comprised of $49 million in operating leases, $58 million in fixed interest payments on our outstanding senior notes, and $35 million associated with the NOPA matter, which includes $11 million of interest accrued on the matter through December 31, 2025. Additionally, as of December 31, 2025, material cash requirements, including known contractual and other obligations, due beyond the next twelve months were primarily comprised of $2.1 billion in principal debt payments, $167 million in fixed interest payments on our outstanding senior notes, $83 million in operating leases and $28 million in U.S. retirement plan benefits, based on the same assumptions used to measure our year-end benefit obligation. Due to the uncertainty of forecasting variable interest rate payments, interest payment amounts on our variable rate debt are excluded from the contractual obligations disclosed in this section. See Note 6, “Leases”, Note 8, “Debt”, Note 10, “Retirement Plan”, Note 12, “Income Taxes”, and Note 15, “Commitments, Contingent Liabilities, and Legal Proceedings” in the Notes to Consolidated Financial Statements.

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

Critical accounting estimates are defined as those estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting estimates include accounting for revenue recognition.

Revenue Recognition. Due to the nature of our industry and the reimbursement environment in which we operate, revenue recognition requires significant estimates and judgments. We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration including but not limited to rebates, discounts, performance guarantees, and implicit price concessions. The Company utilizes the expected value method to estimate the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements, historical experience, and other operating trends. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. The complexity of many third-party billing arrangements, contractual terms and the uncertainty of reimbursement amounts may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement, and related to our participation in the Amended Receivables Sale Program. Excluding deferred financing costs and third party fees, we had $326 million in borrowings under our Term Loan A, $511 million in borrowings under our Term Loan B, $204 million in outstanding borrowings under our Revolving Credit Agreement and $134 million of uncollected accounts receivable under our Amended Receivables Sale Program at December 31, 2025. After considering the effects of our interest rate swap agreement (See Note 11 in the Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $9.2 million per year based on our borrowings and uncollected accounts receivable sold under our Amended Receivables Sale Program at December 31, 2025.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their unqualified report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Jonathan A. Leon
Jonathan A. Leon, Executive Vice President & Chief Financial Officer

Changes in Internal Control over Financial Reporting

On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We designed and implemented internal controls over financial reporting, including those related to discontinued operations accounting, which were assessed as of December 31, 2025. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Accendra Health, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Accendra Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 20, 2026

Part III

Items 10-14.

Information required by Items 10-14 can be found under Information about our Executive Officers under Part I of this Form 10-K and the registrant’s 2026 Proxy Statement pursuant to instructions G(3) of the General Instructions to Form 10-K.

We have adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, and teammates that is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 10, 2025. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Exhibits:

See Index to Exhibits on page 88.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
Years Ended December 31,	2025	2024	2023
Net revenue	$2,762,032	$2,680,112	$2,552,572
Operating costs and expenses:
Cost of net revenue	1,472,733	1,399,732	1,335,552
Selling, general and administrative expenses	1,067,560	1,082,344	1,001,656
Goodwill impairment charge	—	307,112	—
Transaction breakage fee	80,000	—	—
Acquisition-related charges and intangible amortization	95,832	61,848	74,797
Exit and realignment charges, net	18,447	46,806	7,336
Total operating costs and expenses	2,734,572	2,897,842	2,419,341
Operating income (loss)	27,460	(217,730)	133,231
Interest expense, net	107,183	107,566	116,769
Transaction financing fees, net	18,288	—	—
Other expense, net	3,942	4,589	1,197
(Loss) income from continuing operations before income taxes	(101,953)	(329,885)	15,265
Income tax provision	729	20,850	6,360
(Loss) income from continuing operations, net of tax	(102,682)	(350,735)	8,905
Loss from discontinued operations, net of tax	(997,960)	(11,951)	(50,206)
Net loss	$(1,100,642)	$(362,686)	$(41,301)

Basic loss per common share:
(Loss) income from continuing operations, net of tax	$(1.34)	$(4.57)	$0.12
Loss from discontinued operations, net of tax	(12.97)	(0.16)	(0.66)
Net loss	$(14.31)	$(4.73)	$(0.54)

Diluted loss per common share:
(Loss) income from continuing operations, net of tax	$(1.34)	$(4.57)	$0.12
Loss from discontinued operations, net of tax	(12.97)	(0.16)	(0.65)
Net loss	$(14.31)	$(4.73)	$(0.53)

See accompanying notes to consolidated financial statements.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)
Years Ended December 31,	2025	2024	2023
Net loss	$(1,100,642)	$(362,686)	$(41,301)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	26,211	(15,145)	7,141
Change in unrecognized net periodic pension costs	1,053	(655)	2,086
Change in gains and losses on derivative instruments	(3,534)	(1,726)	(5,190)
P&HS Sale reclassification adjustment	24,729	—	—
Total other comprehensive income (loss), net of tax	48,459	(17,526)	4,037
Comprehensive loss	$(1,052,183)	$(380,212)	$(37,264)

See accompanying notes to consolidated financial statements.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
December 31,	2025	2024
Assets
Current assets
Cash and cash equivalents	$281,989	$27,572
Accounts receivable, net	95,907	218,270
Inventories, net	74,435	67,581
Other current assets	95,540	82,240
Current assets held for sale - discontinued operations	—	1,625,354
Total current assets	547,871	2,021,017
Patient service equipment and other fixed assets, net	256,161	249,283
Operating lease assets	109,099	126,928
Goodwill	1,228,140	1,228,140
Intangible assets, net	136,465	210,056
Other assets, net	174,025	89,539
Noncurrent assets held for sale - discontinued operations	—	731,193
Total assets	$2,451,761	$4,656,156
Liabilities and (deficit) equity
Current liabilities
Accounts payable	$363,565	$359,927
Accrued payroll and related liabilities	69,426	73,678
Current portion of long-term debt	250,000	42,866
Other current liabilities	264,084	294,685
Current liabilities held for sale - discontinued operations	—	1,080,896
Total current liabilities	947,075	1,852,052
Long-term debt, excluding current portion	1,799,876	1,798,393
Operating lease liabilities, excluding current portion	70,317	89,466
Deferred income taxes, net	—	19,436
Other liabilities	95,471	72,551
Noncurrent liabilities held for sale - discontinued operations	—	237,894
Total liabilities	2,912,739	4,069,792
Commitments and contingencies
(Deficit) equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,388 shares and 77,199 shares	152,777	154,398
Paid-in capital	466,882	454,151
(Accumulated deficit) retained earnings	(1,079,752)	27,159
Accumulated other comprehensive loss	(885)	(49,344)
Total (deficit) equity	(460,978)	586,364
Total liabilities and (deficit) equity	$2,451,761	$4,656,156

See accompanying notes to consolidated financial statements.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Years Ended December 31,	2025	2024	2023
Operating activities:
Net loss	$(1,100,642)	$(362,686)	$(41,301)
Loss from discontinued operations, net of tax	997,960	11,951	50,206
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	214,524	181,281	210,371
Goodwill impairment charge	—	307,112	—
Share-based compensation expense	12,873	16,638	14,395
Loss (gain) on extinguishment of debt	—	1,101	(3,518)
Deferred income tax benefit	(17,887)	(8,042)	(6,004)
Changes in operating lease right-of-use assets and lease liabilities	735	1,472	(57)
Gain from sale and dispositions of patient service equipment	(27,274)	(35,355)	(34,882)
Changes in operating assets and liabilities:
Accounts receivable, net	122,363	(3,677)	(8,991)
Inventories	(6,854)	(4,591)	(5,352)
Accounts payable	6,478	66,894	5,245
Net change in other assets and liabilities	(56,779)	(36,026)	146,532
Other, net	8,999	7,614	9,814
Cash (used for) provided by operating activities from discontinued operations	(256,286)	17,809	404,252
Cash (used for) provided by operating activities	(101,790)	161,495	740,710
Investing activities:
Proceeds from P&HS sale	342,351	—	—
Cash sold with P&HS sale	(18,091)	—	—
Additions to patient service equipment ($189 million, $167 million and $167 million) and other fixed assets	(190,956)	(170,286)	(172,375)
Proceeds from sale of patient service equipment	77,968	69,926	71,574
Additions to computer software	(10,369)	(12,379)	(6,156)
Other, net	(1,910)	14,703	(936)
Cash used for investing activities from discontinued operations	(54,570)	(18,497)	(29,361)
Cash provided by (used for) investing activities	144,423	(116,533)	(137,254)
Financing activities:
Borrowings under amended Receivables Financing Agreement	—	1,465,800	476,000
Repayments under amended Receivables Financing Agreement	—	(1,465,800)	(572,000)
Borrowings under Revolving Credit Facility	2,914,784	635,800	—
Repayments under Revolving Credit Facility	(2,711,284)	(635,800)	—
Repayments of debt	—	(244,197)	(320,693)
Repurchase of common stock	(10,179)	—	—
Other, net	(3,116)	(5,826)	5,637
Cash used for financing activities from discontinued operations	(2,127)	(17,580)	(6,274)
Cash provided by (used for) financing activities	188,078	(267,603)	(417,330)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,896	(901)	613
Net increase (decrease) in cash, cash equivalents and restricted cash	232,607	(223,542)	186,739
Cash, cash equivalents and restricted cash at beginning of period	49,382	272,924	86,185
Cash, cash equivalents and restricted cash at end of period	$281,989	$49,382	$272,924
Supplemental disclosure of cash flow information:
Income taxes paid, net	$12,471	$5,553	$(6,283)
Interest paid	$134,710	$141,547	$153,247
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$74,119	$84,562	$77,279

See accompanying notes to consolidated financial statements.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
					Other
	Common Shares	Common Stock	Paid-In	Retained	Comprehensive	Total Equity
	Outstanding	($2 par value)	Capital	Earnings	Loss	(Deficit)
Balance, December 31, 2022	76,279	$152,557	$418,894	$431,146	$(35,855)	$966,742
Net loss	—	—	—	(41,301)	—	(41,301)
Other comprehensive income	—	—	—	—	4,037	4,037
Share-based compensation expense, exercises and other	267	535	15,291	—	—	15,826
Balance, December 31, 2023	76,546	153,092	434,185	389,845	(31,818)	945,304
Net loss	—	—	—	(362,686)	—	(362,686)
Other comprehensive loss	—	—	—	—	(17,526)	(17,526)
Share-based compensation expense, exercises and other	653	1,306	19,966	—	—	21,272
Balance, December 31, 2024	77,199	154,398	454,151	27,159	(49,344)	586,364
Net loss	—	—	—	(1,100,642)	—	(1,100,642)
Other comprehensive income	—	—	—	—	48,459	48,459
Share-based compensation expense, exercises and other	1,144	2,289	12,731	—	—	15,020
Shares repurchased and retired	(1,955)	(3,910)	—	(6,269)	—	(10,179)
Balance, December 31, 2025	76,388	$152,777	$466,882	$(1,079,752)	$(885)	$(460,978)

See accompanying notes to consolidated financial statements.

ACCENDRA HEALTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Accendra Health, Inc. (f/k/a Owens & Minor, Inc.) and subsidiaries (we, us, our or the Company) is a leading nationwide provider of products, technology, and services that supports health beyond the hospital for millions of people each year. We connect patients, providers, and insurers, delivering innovative solutions that help promote better health outcomes and improve quality of life for people living with chronic, complex, and acute health conditions. Together, our trusted brands, Apria and Byram Healthcare, bring nearly 90 years of combined experience in promoting health beyond the hospital in communities across the country. We are headquartered in Richmond, Virginia.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Accendra Health, Inc. and the subsidiaries it controls and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. In connection with the sale of our Products & Healthcare Services (P&HS) business as detailed in the discontinued operations section below, we determined that our continuing operations’ business activities comprise a single operating and reporting segment. This determination is in accordance with ASC No. 280, Segment Reporting.

Revision of Prior Period Consolidated Financial Statements. We revised our prior period financial statements to correct for a prior period accounting error that impacted our beginning retained earnings balance and total equity. The error, which was discovered during the first quarter of 2025, related to the over accrual of accounts payable that had accumulated over multiple years.

We assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of our previously reported financial statements based upon the nature of the error, including the immaterial annual quantitative impacts to prior period consolidated statements of operations. Accordingly, the error was corrected through beginning retained earnings as of the earliest balance sheet date presented.

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

Discontinued Operations and Assets Held-for-Sale. On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our P&HS business. On October 7, 2025, we entered into an Equity Purchase Agreement, (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We have retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our consolidated balance sheets. Following the sale, we retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our consolidated balance sheets.

The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Accendra

Health, Inc. unless otherwise noted. In connection with the sale, we entered into certain transitional services arrangements with the Purchaser that governs the parties’ relationship following the closing. See Note 3 for additional information regarding discontinued operations and assets held for sale.

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

Cash and Cash Equivalents. Cash and cash equivalents includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in the U.S. Cash that has restrictions on its availability to us would be classified as restricted cash. There was no restricted cash as of December 31, 2025 and 2024.

The following table provides a reconciliation of cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows. As there were no discontinued operations or restricted cash as of December 31, 2025, only 2024 is presented below.

December 31, 2024
Cash and cash equivalents	$27,572
Cash and cash equivalents of held for sale - discontinued operations	21,810
Total cash and cash equivalents	$49,382

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

Included in accounts receivable were earned but unbilled receivables of $30 million as of December 31, 2025 and 2024. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required Payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

Receivables Sale Program. On October 18, 2024, we entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $1.6 billion during the year ended December 31, 2025, approximately $325 million of which related to continuing operations. We collected $1.6 billion of the sold accounts receivable for the year ended December 31, 2025, approximately $330 million of which related to continuing operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general, and administrative expenses in the consolidated statements of operations were $2.2 million for the year ended December 31, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold were settled on December 31, 2025.

Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $168 million during the year ended December 31, 2024, approximately $34 million of which related to continuing operations. We collected $98 million of the sold accounts receivable for the year ended December 31, 2024, approximately $20 million of which related to continuing operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general and administrative expense in the consolidated statements of operations were $0.4 million for the year ended December 31, 2024.

As of December 31, 2024, there was a total of $70 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Receivables Sale Program, $14 million of which related to continuing operations.

Amended Receivables Sale Program. On December 31, 2025, we entered into an Amended & Restated Receivables Purchase Agreement (the Amended Receivables Sale Program) with persons from time to time party thereto, as Purchasers, PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $150 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. The Receivables Sale Program amends and restates, in its entirety, the Receivables Sale Program, dated as of October 18, 2024.

Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold. The Receivables Sale Program has a Scheduled Termination Date of October 18, 2027.

Total accounts receivable sold under the Amended Receivables Sale Program were $134 million. As of December 31, 2025 there was a total of $134 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Amended Receivables Sale Program.

Inventories, net. Inventories, net, which primarily include medical supplies to be sold to customers, are determined using the first-in, first-out or weighted-average cost method at the lower of cost or net realizable value. We periodically evaluate whether inventory valuation allowance adjustments are required. In our evaluation, we review for obsolete inventory and slow-moving inventory which includes consideration of recent sales trends. We write down inventories which are considered excess and obsolete as a result of these assessments within cost of net revenue. Shifts in market trends and conditions, as well as changes in customer or Payor preferences and behavior could affect the value of our inventories.

Patient Service Equipment and Other Fixed Assets, Net. Patient service equipment consists of medical equipment rented to customers, primarily on a month-to-month basis, as well as equipment that may be sold. Patient service equipment depreciation expense is classified in our consolidated statements of operations within cost of net revenue for equipment rented to customers. Other fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is generally computed on a straight-line method over the estimated useful lives of the assets. In general, the estimated useful lives for computing depreciation are one to 10 years for patient service equipment, and up to 15 years for other fixed assets. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient to not separate lease and non-lease components for our leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of unpaid lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. We use the implicit rate when readily determinable. The right-of-use assets also include adjustments for any lease payments made and lease incentives received.

Goodwill. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

We evaluate goodwill for impairment annually, as of October 1, and if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value does not exceed the carrying amount, then a quantitative test is performed. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined.

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

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2025 and 2024 was $15 million and $26 million.

Long-Lived Assets. Long-lived assets, which include patient service equipment, finite-lived intangible assets, right-of-use assets, unamortized software costs, and other fixed assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-

lived assets for the potential impairments by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows.

Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or the historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets and were $28 million and $27 million in total at December 31, 2025 and 2024.

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

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers under both commercial and Medicare Advantage plans, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements for the years ended December 31, 2025, 2024 and 2023 were $2.1 billion, $2.0 billion and $1.8 billion. Rental revenues inclusive of amounts recognized under capitation arrangements for the years ended December 31, 2025, 2024 and 2023 were $679 million, $678 million and $708 million.

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $244 million, $238 million and $237 million for the years ended December 31, 2025, 2024, and 2023.

The following table summarizes net revenue by product category:

Years Ended December 31,	2025	2024	2023
Diabetes	$783,370	$777,483	$723,318
Sleep therapy	740,052	702,950	669,784
Home respiratory therapy	433,050	435,954	457,675
Ostomy	212,838	195,923	177,890
Wound care	188,508	192,407	170,949
Urology	116,022	107,121	97,985
Other	288,192	268,274	254,971
Net revenue	$2,762,032	$2,680,112	$2,552,572

The following table summarizes net revenue by payor type:

Years Ended December 31,	2025	2024	2023
Commercial payors (1)	$2,225,775	$2,177,955	$2,050,707
Medicare	497,797	461,973	463,471
Medicaid	38,460	40,184	38,394
Net revenue	$2,762,032	$2,680,112	$2,552,572
(1)	Commercial payors includes revenue from Medicare Advantage plans.

Cost of Net Revenue. Cost of net revenue includes the cost of product sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment. Cost of product sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $47 million, $34 million and $36 million for the years ended December 31, 2025, 2024 and 2023.

Years Ended December 31,	2025	2024	2023
Cost of product sold	$1,323,336	$1,245,684	$1,172,760
Patient service equipment depreciation	126,830	126,796	138,444
Other costs	22,567	27,252	24,348
Cost of net revenue	$1,472,733	$1,399,732	$1,335,552

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include compensation costs, expenses for selling and administrative functions, shipping and handling costs and certain depreciation and amortization expense.

Shipping and Handling. Shipping and handling costs are primarily included in SG&A expenses in the consolidated statements of operations and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $288 million, $274 million, and $265 million for the years ended December 31, 2025, 2024, and 2023.

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, information technology (IT) integration costs and professional fees. For the years ended December 31, 2025 and 2024, we incurred $22 million of acquisition-related costs related to the terminated acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. Acquisition-related charges for the year ended December 31, 2023 were $17 million, consisting of costs related to the acquisition of Apria. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

Transaction Breakage Fee. As previously disclosed, on July 22, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we agreed to acquire Rotech subject to the terms and conditions within the Merger Agreement. On June 3, 2025, the Company, Rotech and Hitchcock Merger Sub Inc. mutually agreed to terminate the Merger Agreement and entered into a mutual termination agreement (the Termination Agreement). In accordance with the terms of the Termination Agreement, we incurred and made a cash payment to Rotech of $80 million during the year ended December 31, 2025.

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

Net (Loss) Income Per Share. Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if restricted awards were exercised or converted into common stock.

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

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional annual income tax disclosures, including disclosure of reconciling items by jurisdiction and nature to the extent those items exceed a specified threshold. In addition, this ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by jurisdiction if the amount is more than 5% of total income tax payments, net of refunds received. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We have adopted this ASU, which impacted our disclosures with no impacts to our results of operations, financial condition and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require additional disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2026. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

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

In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which will require us to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments in this ASU are effective for us in annual periods beginning after December 15, 2027 and early adoption is permitted for all entities. The amendments in this Update allow us to apply the new guidance using either a prospective transition approach, a modified transition approach, or a retrospective transition approach. We expect this ASU to impact our disclosures and our results of operations, financial condition and cash flows and we will assess the impact upon adoption.

In December 2025, the FASB issued ASU No. 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements, which will require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update apply to all entities that provide interim financial statements and notes in accordance with GAAP. The amendments in this ASU are effective for us in annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted for all entities. The amendments in this Update can be applied either prospectively or retrospectively. We expect this ASU to only impact our disclosures with no impacts to our results of operations, financial condition and cash flows.

Note 2—Significant Concentration Risk

During the year ended December 31, 2025, our two largest commercial payors represented approximately 23% and 14% of our net revenue, derived from multiple separately managed contracts. Revenue reimbursed under arrangements with Medicare and state Medicaid programs was approximately 19% of our net revenue for the year ended December 31, 2025. The largest commercial payor has terminated, or is in the process of terminating, certain of our contracts with them. The terminated agreements reflected $322 million or 12% of our net revenue, including $231 million of capitation revenue, which represents nearly all of our capitation revenue, for the year ended December 31, 2025.

During the year ended December 31, 2025, our three largest suppliers contributed 16%, 14% and 11% of our patient service equipment and supplies purchases collectively accounting for approximately 40% of our total purchases.

Note 3—Discontinued Operations and Assets Held-for-Sale

On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our P&HS business. On October 7, 2025, we entered into the Purchase Agreement by and among the Company, the Purchaser, and Purchaser Parent to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025 we completed the sale of the P&HS business pursuant to the Purchase Agreement. We have retained a 5% equity interest in the P&HS business.

In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and assets held for sale and, as such, have been excluded from continuing operations for all periods presented. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Accordingly, the results of operations from our P&HS business are reported in the accompanying consolidated statements of operations as “Loss from discontinued operations, net of tax” for the years ended December 31, 2025, 2024 and 2023 and the related assets and liabilities are classified as held-for-sale as of December 31, 2024 in the accompanying consolidated balance sheets. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

The P&HS goodwill balance of $106 million was fully impaired during the second quarter of 2025. Our sale process provided a basis for the fair value of the P&HS business, which includes the Global Products reporting unit. We recognized a loss of $799 million during the year ended December 31, 2025 in connection with the classification of the related assets and liabilities as held-for-sale, based on the estimated fair value, less costs to sell. The fair value of the P&HS business was determined from information received during our sale process, including the completion of the sale on December 31, 2025. On December 31, 2025, we received cash proceeds of $342 million and recorded a $20 million equity investment for the 5% retained equity interest, which is in other assets, net on our consolidated balance sheet as of December 31, 2025. Net proceeds of $324 million from the P&HS Sale, net of cash sold, as reported on our consolidated statement of cash flows, reflects $342 million of cash proceeds received and $18 million of P&HS cash conveyed. The final purchase price will be determined subsequent to the completion of the sale to reflect adjustments in accordance with the Purchase Agreement, including final net working capital adjustments. As of December 31, 2025, we estimated a purchase price adjustment receivable of approximately $12 million to $15 million, which is recorded within other current assets on our consolidated balance sheet. Subsequent changes in fair value will be recorded within discontinued operations.

We have agreed to reimburse the Purchaser and its affiliates for 80% of certain costs incurred in connection with the separation of P&HS from the Company’s retained business, subject to an aggregate cap of $65 million. We will be obligated to reimburse Purchaser for any such costs incurred after December 31, 2025, except that such reimbursements will not need to be paid: (1) in advance of April 1, 2026; (2) for amounts in excess of $15 million prior to October 1, 2026, or (3) for amounts in excess of $55 million prior to January 1, 2027. We and the Purchaser will provide certain transition services to the other party pursuant to a certain customary transition services agreement. Pursuant to the terms of the transition services agreement, we have agreed that, in certain circumstances, we may be obligated to provide up to $115 million in credit support to the P&HS business.

The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,	2025	2024	2023
Net revenue	$7,909,655	$8,020,771	$7,781,395
Cost of goods sold	7,125,144	7,081,996	6,873,254
Gross profit	784,511	938,775	908,141
Distribution, selling, and administrative expenses	782,789	835,046	812,672
Acquisition-related charges and intangible amortization	12,549	24,695	26,240
Exit and realignment charges, net	72,379	63,356	91,791
Goodwill impairment charge	106,389	—	—
Loss on classification to held for sale	798,934	—	—
Other operating expense, net	10,932	5,717	6,161
Operating (loss) income	(999,461)	9,961	(28,723)
Interest expense, net	36,001	36,238	41,146
Other expense	1,405	1,195	122
Loss from discontinued operations before income taxes	(1,036,867)	(27,472)	(69,991)
Income tax benefit for discontinued operations	(38,907)	(15,521)	(19,785)
Loss from discontinued operations, net of tax	$(997,960)	$(11,951)	$(50,206)

As discussed above, the sale of the P&HS business was completed and therefore the assets and liabilities are not reflected on the consolidated balance sheets at December 31, 2025. The assets and liabilities of the P&HS business reflected on the consolidated balance sheets at December 31, 2024 are as follows:

December 31,
2024
Assets held for sale - discontinued operations
Cash and cash equivalents	$21,810
Accounts receivable, net	471,971
Merchandise inventories	1,064,298
Other current assets, net	67,275
Current assets held for sale - discontinued operations	1,625,354
Property and equipment, net	260,064
Operating lease assets	228,699
Goodwill	103,140
Intangible assets, net	88,670
Deferred tax assets	6,726
Other noncurrent assets, net	43,894
Total assets held for sale - discontinued operations	$2,356,547
Liabilities held for sale - discontinued operations
Accounts payable	$868,764
Accrued payroll and related liabilities	77,046
Current portion of long-term debt	2,683
Other current liabilities	82,400
Operating lease liabilities, current portion	50,003
Current liabilities held for sale - discontinued operations	1,080,896
Long-term debt, excluding current portion	9,654
Operating lease liabilities, excluding current portion	196,746
Other liabilities	28,474
Deferred tax liabilities	3,020
Total liabilities held for sale - discontinued operations	$1,318,790

As of December 31, 2024, the assets and liabilities held for sale are classified separately as current or noncurrent because the noncurrent assets and liabilities did not meet the criteria for current classification as of December 31, 2024.

Receivables Purchase Agreement (RPA). On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser (as defined therein) in exchange for cash. We account for these transactions as sales with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the Receivables Financing Agreement and the amendment as described below. As a result of the amendment described below, we did not utilize the RPA in the year ended December 31, 2025.

Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to current assets of discontinued operations, in the consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected as cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable sold under the RPA were entirely accounts receivable of the P&HS business. Total accounts receivable sold under the RPA and net cash proceeds were $1.7 billion and $1.4 billion during the years ended December 31, 2024 and 2023. We collected $1.9 billion and $1.3 billion of the sold accounts receivable for the years ended December 31, 2024 and 2023. The losses on sales of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations and were $11 million for the years ended December 31, 2024 and 2023.

Receivables Sale Program. On October 18, 2024, we entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sales of accounts receivable, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $1.6 billion during the year ended December 31, 2025, approximately $1.3 billion of which related to discontinued operations. We collected $1.6 billion of the sold accounts receivable for the year ended December 31, 2025, approximately $1.3 billion of which related to discontinued operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in loss on discontinued operations, net of tax in the consolidated statements of operations were $8.7 million for the year ended December 31, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold were settled on December 31, 2025.

Total accounts receivable sold and net cash proceeds under the Receivables Sale program were $168 million during the year ended December 31, 2024, approximately $134 million of which related to discontinued operations. We collected $98 million of the sold accounts receivable for the year ended December 31, 2024, approximately $78 million of which related to discontinued operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in loss on discontinued operations, net of tax in the consolidated statements of operations were $1.5 million for the year ended December 31, 2024.

As of December 31, 2025, there was no uncollected accounts receivable sold and removed from our consolidated balance sheet related to discontinued operations. As of December 31, 2024, there was a total of $70 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Receivables Sale Program, $56 million of which related to discontinued operations.

Note 4—Patient Service Equipment and Other Fixed Assets, Net

Patient service equipment and other fixed assets, net, consists of the following:

December 31,	2025	2024
Patient service equipment	$420,527	$388,445
Building and leasehold improvements	13,522	23,955
Other fixed assets	29,707	20,628
Patient service equipment and other fixed assets, gross	463,756	433,028
Accumulated depreciation and amortization	(207,595)	(183,745)
Patient service equipment and other fixed assets, net	$256,161	$249,283

Note 5—Goodwill and Intangible Assets, Net

At December 31, 2025 and 2024 we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

As of October 1, 2025, we performed our annual impairment test and there were no impairments of goodwill. No impairment of goodwill was recorded for the year ended December 31, 2025 within continuing operations.

Intangible assets subject to amortization, at December 31, 2025 and 2024 were as follows:

	2025			2024
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$132,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(76,472)	(71,081)	(29,282)	(24,326)	(56,437)	(22,481)
Intangible assets, net	$55,828	$71,919	$8,718	$107,974	$86,563	$15,519
Weighted average useful life	6 years	10 years	6 years	15 years	10 years	6 years

Amortization expense for intangible assets was $74 million, $40 million and $58 million for the years ended December 31, 2025, 2024, and 2023. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with a commercial Payor. The updated future intangible amortization is reflected in the table below.

As of December 31, 2025, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense were as follows:

Year
2026	$68,122
2027	13,872
2028	11,953
2029	11,953
2030	11,953
Thereafter	18,612
Total future amortization	$136,465

Note 6—Leases

The components of lease expense were as follows:

		Years Ended December 31,
	Classification	2025	2024	2023
Operating lease cost	SG&A expenses	$52,333	$53,283	$47,090
Short-term lease cost	SG&A expenses, Cost of net revenue	6,475	10,203	7,106
Variable lease cost	SG&A expenses, Cost of net revenue	24,746	25,024	24,368
Total lease cost		$83,554	$88,510	$78,564

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient service equipment which are paid as incurred.

Supplemental balance sheet information was as follows:

		As of December 31,	As of December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease assets	$109,099	$126,928
Liabilities:
Current operating leases	Other current liabilities	$43,272	$41,217
Noncurrent operating leases	Operating lease liabilities, excluding current portion	70,317	89,466
Total operating lease liabilities		$113,589	$130,683

Other information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,705	$52,606	$49,352

Right-of-use assets obtained in exchange for new operating lease liabilities	$33,211	$40,176	$69,666

Weighted average remaining lease term (years)
Operating leases	3.3	3.7	4.0

Weighted average discount rate
Operating leases	8.0%	6.2%	5.8%

Maturities of lease liabilities as of December 31, 2025 were as follows:

2026	$49,425
2027	36,682
2028	24,709
2029	13,396
2030	6,423
Thereafter	2,207
Total lease payments	132,842
Less: Interest	(19,253)
Present value of lease liabilities	$113,589

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

Exit and realignment charges, net were $18 million, $47 million and $7.3 million for the years ended December 31, 2025, 2024 and 2023. These charges were primarily related to strategic operational improvements to increase net revenue and lower costs as well as a provision to accounts receivable related to our Fusion5 business which is in the process of being wound down. Exit and realignment charges, net for the year ended December 31, 2025 also included a $4.8 million gain on sales of patient service equipment in response to the contract termination with a commercial Payor.

As a result of the sale of our P&HS business, we expect to incur up to $65 million in future exit & realignment costs associated with reimbursement to the Purchaser for certain future costs incurred by the Purchaser, as described in Note 3. We will be obligated to reimburse Purchaser for any such costs incurred after December 31, 2025, except that such reimbursements will not need to be paid: (1) in advance of April 1, 2026; (2) for amounts in excess of $15 million prior to October 1, 2026, or (3) for amounts in excess of $55 million prior to January 1, 2027.

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2025:

Total
Accrued exit and realignment costs, December 31, 2022	$244
Provision for exit and realignment activities:
Professional fees	2,066
IT strategic initiatives and other	5,270
Cash payments	(4,471)
Accrued exit and realignment costs, December 31, 2023	3,109
Provision for exit and realignment activities:
Professional fees	36,173
IT strategic initiatives and other	10,633
Cash payments	(43,183)
Accrued exit and realignment costs, December 31, 2024	6,732
Provision for exit and realignment activities:
Severance	5,365
Professional fees	8,351
IT strategic initiatives and other	1,491
Cash payments	(17,295)
Accrued exit and realignment costs, December 31, 2025	$4,644

In addition to the exit and realignment accruals in the preceding table and the $4.8 million gain on sales of patient service equipment, we also incurred $8.0 million of costs that were expensed as incurred for the year ended December 31, 2025, which primarily related to wind-down costs of Fusion5.

Note 8—Debt

Debt, net of unamortized deferred financing costs, as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$324,647	$321,356	$322,957	$327,066
Revolving Credit Facility	203,500	203,500	—	—
4.500% Senior Notes, due March 2029	475,077	327,261	473,976	427,117
Term Loan B	502,489	492,159	499,871	518,665
6.625% Senior Notes, due April 2030	544,163	348,901	542,311	518,671
Other	—	—	2,144	2,144
Total debt	2,049,876	1,693,177	1,841,259	1,793,663
Less current maturities, including anticipated repayments	(250,000)	(250,000)	(42,866)	(42,866)
Long-term debt	$1,799,876	$1,443,177	$1,798,393	$1,750,797

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

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two credit facilities: (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. The Term Loan A and Term Loan B have $326 million and $511 million of principal outstanding excluding unamortized deferred financing costs as of December 31, 2025.

On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually. The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. The 2029 Unsecured Notes have $479 million in principal outstanding excluding unamortized deferred financing costs as of December 31, 2025.

On March 29, 2022, we issued $600 million of 6.625% senior unsecured notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. The 2030 Unsecured Notes have $552 million in principal outstanding excluding unamortized deferred financing costs as of December 31, 2025.

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

At December 31, 2025 we had $204 million in outstanding borrowings on our Revolving Credit Agreement. At December 31, 2024 our Revolving Credit Agreement was undrawn. At December 31, 2025 and December 31, 2024, we had letters of credit, which reduce Revolver availability, totaling $30 million and $31 million, leaving $217 million and $419 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2025.

As of December 31, 2025, future principal payments due under our debt agreements or anticipated to be repaid within twelve months, were as follows:

Year
2026	$250,000
2027	279,750
2028	—
2029	989,654
2030	552,189

Current maturities at December 31, 2025 include $250 million in debt anticipated to be voluntarily repaid within the next twelve months in connection with net cash proceeds received from the P&HS business sale.

Note 9—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively Performance Stock Awards (PSAs)), restricted stock units and restricted stock (collectively Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At December 31, 2025, approximately 4.6 million common shares were available for issuance under the Plan. Unvested shares of approximately 1.8 million were cancelled in connection with closing the sale of the P&HS business.

RSAs under the Plan generally vest over one, three or five years. PSAs under the Plan are issuable as restricted stock or common shares upon meeting performance goals and generally have a total performance and vesting period of three years. Under the 2018 Stock Incentive Plan, if outstanding equity awards are not assumed or substituted in connection with a change in control, unvested awards will vest in full upon the change in control. Under the 2023 Omnibus Incentive Plan, unless the individual award agreements provide otherwise, if the successor company assumes the awards, vesting of the award will be accelerated upon a subsequent termination of employment without cause or, if the teammates resigns for good reason (to the extent applicable), in each case, within 24 months following the change in control, with any performance-based awards deemed earned based on the greater of the target and actual performance levels.

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

Total share-based compensation expense for December 31, 2025, 2024 and 2023 was $13 million, $17 million and $14 million with recognized tax benefits of $3.3 million, $4.3 million and $3.7 million. During the year ended

December 31, 2025, we incurred a $4.0 million benefit for changes in performance achievement assumptions associated with our 2023, 2024, and 2025 PSAs within selling, general and administrative expenses in our consolidated statement of operations. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $20 million at December 31, 2025. This amount is expected to be recognized over a weighted-average period of 1.9 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of December 31, 2025 was $3.7 million and will be recognized primarily in 2026 and 2027 if the related performance targets are met at the current level expected.

The following table summarizes the activity and value of nonvested RSAs and PSAs for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-date Fair		Grant-date Fair		Grant-date Fair
	Number of	Value	Number of	Value	Number of	Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested awards at beginning of period	1,970	$21.45	1,985	$21.70	1,722	$22.52
Granted	2,494	9.18	1,024	23.37	1,945	18.34
Vested	(660)	21.67	(685)	25.16	(1,076)	14.04
Forfeited	(443)	19.50	(354)	21.25	(606)	26.82
Nonvested awards at end of period	3,361	$12.56	1,970	$21.45	1,985	$21.70

The total fair value of RSAs and PSAs vested during the years ended December 31, 2025, 2024 and 2023 was $12 million, $16 million and $11 million.

Note 10—Retirement Plan

U.S. Retirement Plan. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan).

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2025	2024
Change in benefit obligation
Benefit obligation, beginning of year	$31,209	$34,059
Interest cost	1,578	1,524
Actuarial gain	815	(1,295)
Benefits paid	(3,043)	(3,079)
Benefit obligation, end of year	$30,559	$31,209
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,043	3,079
Benefits paid	(3,043)	(3,079)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(30,559)	$(31,209)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(2,899)	$(2,936)
Other liabilities	(27,661)	(28,273)
Accumulated other comprehensive loss	5,535	4,838
Net amount recognized	$(25,025)	$(26,371)
Accumulated benefit obligation	$30,559	$31,209
Weighted average assumptions used to determine benefit obligation
Discount rate	5.02%	5.31%
Rate of increase in compensation levels	N/A	N/A

Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2025 and 2024. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

	2025	2024	2023
Interest cost	$1,578	$1,524	$1,827
Recognized net actuarial loss	118	198	431
Net periodic benefit cost	$1,696	$1,722	$2,258
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.31%	4.68%	4.87%
Rate of increase in future compensation levels	N/A	N/A	N/A

Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.2 million of the net actuarial loss reported in the following table as of December 31, 2025, as a component of net periodic benefit cost during 2026.

Years Ended December 31,	2025	2024
Net actuarial loss	$(5,535)	$(4,838)
Deferred tax benefit	3,660	3,479
Amounts included in accumulated other comprehensive loss, net of tax	$(1,875)	$(1,359)

As of December 31, 2025, the expected benefit payments required, based on the same assumptions used to measure our year-end benefit obligation, for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2026	$2,864
2027	2,697
2028	2,531
2029	2,386
2030	2,220
2031-2035	8,263

Note 11—Derivatives

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2025:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$250,000	March 2027	Other assets, net	$1,338	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2024:

	Notional		Derivative Assets		Derivative Liabilities
	Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Interest rate swaps	$300,000	March 2027	Other assets, net	$6,113	Other liabilities	$—

The notional amount of the interest rate swap represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2025:

	Amount of Loss	Location of Gain	Total Amount of Expense	Amount of Gain
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified
	Other	Accumulated Other	Consolidated Statement of	from Accumulated
	Comprehensive	Comprehensive Loss	Operations in Which the	Other Comprehensive
	(Loss) Income	into Income	Effects are Recorded	Loss into Income
Interest rate swaps	$(1,047)	Interest expense, net	$107,183	$3,728

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2024:

	Amount of Gain	Location of Gain	Total Amount of Expense	Amount of Gain
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified
	Other	Accumulated Other	Consolidated Statement of	from Accumulated
	Comprehensive	Comprehensive Loss	Operations in Which the	Other Comprehensive
	(Loss) Income	into Income	Effects are Recorded	Loss into Income
Interest rate swaps	$5,492	Interest expense, net	$107,566	$7,826

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2023:

	Amount of Gain	Location of Gain	Total Amount of Expense	Amount of Gain
	Recognized in	Reclassified from	Line Items Presented in the	Reclassified
	Other	Accumulated Other	Consolidated Statement of	from Accumulated
	Comprehensive	Comprehensive Loss	Operations in Which the	Other Comprehensive
	(Loss) Income	into Income	Effects are Recorded	Loss into Income
Interest rate swaps	$2,707	Interest expense, net	$116,769	$9,720

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

Note 12—Income Taxes

The components of (loss) income from continuing operations before income taxes consist of the following:

Years Ended December 31,	2025	2024	2023
(Loss) income from continuing operations before income taxes
U.S.	$(104,080)	$(331,882)	$14,547
Foreign	$2,127	$1,997	$718
Total	$(101,953)	$(329,885)	$15,265

The income tax provision consists of the following:

Years Ended December 31,	2025	2024	2023
Income tax provision from continuing operations
Current tax provision
Federal	$15,770	$22,935	$7,504
State	1,205	5,454	4,679
Foreign	1,641	503	181
Total current tax provision	18,616	28,892	12,364
Deferred tax (benefit) provision:
Federal	(14,577)	(8,755)	(3,622)
State	(3,310)	713	(2,382)
Foreign	—	—	—
Total deferred tax benefit	(17,887)	(8,042)	(6,004)
Total income tax provision (benefit):
Federal	1,193	14,180	3,882
State	(2,105)	6,167	2,297
Foreign	1,641	503	181
Total income tax provision	$729	$20,850	$6,360

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Years Ended December 31,	2025		2024		2023
US federal statutory income tax rate	$(21,410)	21.0%	$(69,276)	21.0%	$3,206	21.0%
Domestic state and local income taxes, net of federal effect	(2,214)	2.2%	5,124	(1.6)%	558	3.7%
Tax credits	(144)	0.2%	(315)	0.1%	(398)	(2.6)%
Nondeductible / nontaxable items
Goodwill impairment	—	—%	62,788	(19.0)%	—	—%
Compensation	892	(0.9)%	867	(0.3)%	344	2.3%
Other	1,191	(1.2)%	457	(0.1)%	139	0.9%
Excess tax expense on share-based payments	1,727	(1.7)%	1,117	(0.3)%	1,209	7.9%
Changes in unrecognized tax benefits	20,929	(20.5)%	19,745	(6.0)%	1,362	8.9%
Other adjustments	(242)	0.2%	343	(0.1)%	(60)	(0.4)%
Total income tax provision	$729	(0.7)%	$20,850	(6.3)%	$6,360	41.7%

The domestic state jurisdictions that comprise the majority of the domestic state and local income taxes, net of federal benefit are California, New York, Illinois and Oregon for all years presented.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2025	2024
Deferred tax assets:
Employee benefit plans	$18,712	$21,445
Accrued liabilities not currently deductible	3,983	10,127
Lease liabilities	32,949	34,195
Allowance for losses on accounts receivable	7,678	7,403
Net operating loss carryforwards	89,029	15,409
Capital loss carryover	47,733	508
Interest limitation	35,732	14,564
Insurance	2,250	1,978
Merchandise Inventories	3,301	2,574
Other	8,800	6,649
Total deferred tax assets	250,167	114,852
Less: valuation allowances	(47,747)	(2,247)
Net deferred tax assets	202,420	112,605
Deferred tax liabilities:
Goodwill	6,413	5,009
Property, equipment and computer software	52,855	36,543
Right-of-use assets	32,282	33,001
Intangible assets	32,875	51,600
Other	347	2,473
Total deferred tax liabilities	124,772	128,626
Net deferred tax asset (liability)	$77,648	$(16,021)

The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards and credit carryforwards in various state jurisdictions. The U.S. gross capital loss carryforward of $184 million has an expiration date of five years. A gross valuation allowance of $164 million has been established against the capital loss as future capital gain income of $20 million is projected before the expiration. As of December 31, 2025, gross federal net operating losses of approximately $362 million are available to offset future federal taxable income, of which $206 million represents reattributed net operating loss carryforwards resulting from negotiated terms included within the sale agreement of our P&HS business. The entire $362 million of net operating losses have an unlimited carryforward period and will not expire. In addition, as of December 31, 2025 $147 million of gross deferred interest deductions that have an unlimited carryforward period are available, of which $33 million has been reattributed resulting from the negotiated terms included within the sale agreement of our P&HS business. As of December 31, 2025, there are $13 million of state tax effected net operating losses available with various expiration dates ranging from five years to an unlimited carryforward period. As of December 31, 2025, there are $4.0 million of credit carryforwards available, with various expiration dates ranging from five to twenty years. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, as of December 31, 2025.

Cash payments for income taxes (net of refunds), including interest, for 2025, 2024 and 2023 were as follows disaggregated for jurisdictions that comprise 5% or more of total taxes paid in the year presented:

Years Ended December 31,	2025	2024	2023
U.S. Federal	$229	$513	$(12,918)
U.S. State and local
Illinois	*	*	374
Massachusetts	*	405	*
Mississippi	*	(518)	*
Oregon	892	895	1,014
Pennsylvania	740	449	*
Virginia	*	*	(693)
Other	4,796	2,297	1,467
	6,428	3,528	2,162
Foreign
Australia	883	(819)	1,561
Belgium	865	746	(778)
Canada	*	*	538
Germany	*	312	491
India	741	865	334
Ireland	(804)	(3,257)	1,311
Japan	*	409	(1,420)
Mexico	1,483	1,417	900
Thailand	2,279	1,277	1,249
Other	367	562	287
	5,814	1,512	4,473
Total	$12,471	$5,553	$(6,283)

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2025	2024
Unrecognized tax benefits at January 1,	$36,379	$22,741
Increases for positions taken during current period	20,800	430
Increases for positions taken during prior periods	(4,916)	16,676
Settlements	(2,868)	-
Lapse of statute of limitations	(150)	(3,468)
Unrecognized tax benefits at December 31,	$49,245	$36,379

Unrecognized tax benefits of $49 million and $36 million at December 31, 2025 and 2024 would impact our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits. Accrued interest at December 31, 2025 and 2024 was $12 million and $13 million. The amounts recognized in interest expense for the years ended December 31, 2025, 2024 and 2023 were ($1.0) million, $7.6 million and $1.7 million. There were no penalties accrued at December 31, 2025, 2024 and 2023 or recognized in 2025, 2024 and 2023.

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

In late June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years including interest. The uncertain tax position for these years and related accrued interest has been remeasured to reflect the final amount to be paid. This matter does not impact our 2023, 2024 or future tax years. As of December 31, 2025, we owed $35 million associated with the NOPA matter, which includes $11 million of interest accrued on the matter through December 31, 2025. The balance sheet classification and amount owed may be subject to change depending on the timing of a final agreement with the IRS.

On July 4, 2025, the U.S. Congress enacted budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation including modification to limitations on deductions for interest expense and accelerated fixed asset depreciation. We expect the legislation to decrease future U.S. cash taxes with no material impact to the effective tax rate.

We file income tax returns in the U.S. federal and various state jurisdictions. Our U.S. federal income tax returns for the years 2019 through 2024 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2019 through 2024; however, certain returns may be subject to examination for differing periods.

Note 13—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the years ended December 31, 2025, 2024 and 2023:

(in thousands, except per share data)
Years Ended December 31,	2025	2024	2023
(Loss) income from continuing operations, net of tax	$(102,682)	$(350,735)	$8,905
Loss from discontinued operations, net of tax	(997,960)	(11,951)	(50,206)
Net loss	$(1,100,642)	$(362,686)	$(41,301)

Weighted average shares outstanding - basic	76,897	76,741	75,785
Dilutive shares	—	—	1,582
Weighted average shares outstanding - diluted	76,897	76,741	77,367

Basic loss per common share:
(Loss) income from continuing operations, net of tax	$(1.34)	$(4.57)	$0.12
Loss from discontinued operations, net of tax	(12.97)	(0.16)	(0.66)
Net loss	$(14.31)	$(4.73)	$(0.54)

Diluted loss per common share:
(Loss) income from continuing operations, net of tax	$(1.34)	$(4.57)	$0.12
Loss from discontinued operations, net of tax	$(12.97)	$(0.16)	$(0.65)
Net loss	$(14.31)	$(4.73)	$(0.53)

Share-based awards for the years ended December 31, 2025 and 2024, of approximately 2.2 million and 1.5 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive. In accordance with ASC 260, dilutive shares are included in computing the diluted loss per common share from discontinued operations, net of tax and net loss per diluted common share for the year ended December 31, 2023 even though they were anti-dilutive, as the control number (income from continuing operations, net of tax) was in an income position.

Note 14—Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2025, 2024 and 2023:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	1,305	26,211	(1,047)	26,469
Income tax	(339)	—	272	(67)
Other comprehensive income (loss) before reclassifications, net of tax	966	26,211	(775)	26,402
Amounts reclassified from accumulated other comprehensive income (loss)	118	—	(3,728)	(3,610)
Income tax	(31)	—	969	938
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	87	—	(2,759)	(2,672)
Other comprehensive income (loss)	1,053	26,211	(3,534)	23,730
P&HS Sale reclassification adjustment	2,841	21,888	—	24,729
Accumulated other comprehensive (loss) income, December 31, 2025	$(1,876)	$—	$991	$(885)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)
Other comprehensive income before reclassifications	(1,082)	(15,145)	5,492	(10,735)
Income tax	280	—	(1,428)	(1,148)
Other comprehensive income before reclassifications, net of tax	(802)	(15,145)	4,064	(11,883)
Amounts reclassified from accumulated other comprehensive income (loss)	198	—	(7,826)	(7,628)
Income tax	(51)	—	2,036	1,985
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	147	—	(5,790)	(5,643)
Other comprehensive loss	(655)	(15,145)	(1,726)	(17,526)
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive income (loss) before reclassifications	2,405	7,141	2,707	12,253
Income tax	(639)	—	(704)	(1,343)
Other comprehensive income (loss) before reclassifications, net of tax	1,766	7,141	2,003	10,910
Amounts reclassified from accumulated other comprehensive loss	431	—	(9,720)	(9,289)
Income tax	(111)	—	2,527	2,416
Amounts reclassified from accumulated other comprehensive loss, net of tax	320	—	(7,193)	(6,873)
Other comprehensive income (loss)	2,086	7,141	(5,190)	4,037
Accumulated other comprehensive loss, December 31, 2023	$(5,115)	$(32,954)	$6,251	$(31,818)

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

Based on current knowledge and the advice of counsel, we believe that the liability recorded on the consolidated balance sheet as of December 31, 2025 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Note 16—Segment Information

As described in Note 1, the P&HS business sale was completed on December 31, 2025, and we no longer report the P&HS business within continuing operations. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Our President and Chief Executive Officer is the chief operating decision maker (CODM). The CODM reviews financial information about the continuing operations business at an enterprise-wide consolidated level when allocating resources and assessing business performance. Accordingly, we have determined that our business activities comprise a single operating and reporting segment. Net income (loss) from continuing operations is the profit or loss measure used by the CODM that is most consistent with GAAP and therefore is the required measure of profitability.

Note 17—Shareholders’ Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million. The program expires February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

During the year ended December 31, 2025, we repurchased in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Accendra Health, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Accendra Health, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues

As discussed in Note 1 to the consolidated financial statements, revenues are recognized under fee-for-service arrangements for equipment rented to patients and sales of equipment, supplies and other items sold to patients. The Company’s net revenue was $2,762 million for the year ended December 31, 2025. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration on equipment and supplies sales and estimated adjustments to record revenue at an amount probable of being collected for equipment rental revenues. The Company uses contractual agreements, historical experience, and other operating trends to determine the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues.

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

Richmond, Virginia
February 20, 2026

Index to Exhibits

2.1

Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2

Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

2.3

Agreement and Plan of Merger, dated as of January 7, 2022, by and among the Company, Apria and Merger Sub (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated January 10, 2022)

2.4

Agreement and Plan of Merger, dated as of July 22, 2024, by and among the Company, Rotech, Merger Sub and Representative (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 23, 2024)

2.5

Equity Purchase Agreement, dated as of October 7, 2025, by and among the Company, Purchaser and Purchaser Parent (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 7, 2025).**

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8 K, Exhibit 3.1, dated July 29, 2008)

3.2	Article of Amendment of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8 K, Exhibit 3.1, dated December 24, 2025)
3.3	Amended and Restated Bylaws of Accendra Health, Inc. effective December 31, 2025 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.2, dated December 24, 2025)

4.1

Indenture, dated March 10, 2021, among Owens & Minor, Inc., the guarantors named therein and Regions Bank, as Trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 11, 2021)

4.2	Form of Global Note for the 4.500% Senior Notes due 2029 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 11, 2021)

4.3

Indenture dated March 29, 2022 by and among the Company, the guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 29, 2022)

4.4	Form of Global Note for the 6.625% Senior Notes due 2030 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 29, 2022)

4.5

First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated as of March 10, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.4, dated March 29, 2022)

4.6

First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated of March 29, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.5, dated March 29, 2022)

4.7	Description of Securities - filed herewith

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

10.4

Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.5	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2011)*

10.6	Amendment effective March 1, 2016 of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2016)*

10.7	Amendment effective March 1, 2016 of Exhibit II of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2016)*

10.8

Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.9	Amendment to MEOP effective January 1, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2013)*

10.10

Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2013)*

10.11

Form of Owens & Minor Restricted Stock Unit Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated May 9, 2018)*

10.12	Owens & Minor, Inc. Officer Severance Policy dated February 27, 2025 (incorporated herein by reference to our Form 10-K, Exhibit 10.13, dated February 28, 2025)*

10.13	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration number 333-224787)*

10.14

Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2019)**

10.15

Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)**

10.16	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019)*

10.17

Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019)*

10.18

Amendment No. 2 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2020. (File No. 001-09810))*

10.19	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated February 26, 2021)*

10.20	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated February 26, 2021)*

10.21

Credit Agreement, dated as of March 10, 2021, by and among Owens & Minor, Inc, and certain subsidiaries of Owens & Minor, Inc, as borrowers, Bank of America, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 11, 2021)**

10.22	Owens & Minor, Inc. 2021 Teammate Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement filed March 19, 2020 (File No. 001-09810))*

10.23

Agreement of Resignation, Appointment, and Acceptance, dated as September 10, 2021, by and among Owens & Minor, Inc., U.S. Bank National Association, as Prior Trustee, and Regions Bank, as Successor Trustee (incorporated herein by reference to our Form 10 Q, Exhibit 10.1, dated November 3, 2021)

10.24	Form of Owens & Minor, Inc. Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 3, 2021)*

10.25

Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.3, dated November 3, 2021)*

10.26

Amendment No. 1 to Credit Agreement, among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, O&M Halyard, Inc., Byram Healthcare Centers, Inc., Owens & Minor, Inc., and Bank Of America (incorporated herein by reference to our Form 10-K, Exhibit 10.56, dated February 23, 2022)**

10.27	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2022)*

10.28	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 1, 2022)*

10.29	Form of 2022 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 1, 2022)**

10.30

Credit Agreement dated as of March 29, 2022, by and among the Company, certain subsidiaries of the Company party thereto, as borrowers, JPMorgan Chase Bank, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 29, 2022)**

10.31

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

10.32	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2022)*

10.33	Form of Employee Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2023)*
10.34	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2023)*
10.35	Owens & Minor, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Annex A to Owens & Minor, Inc.’s definitive Proxy Statement filed on March 29, 2023)*

10.36	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2024)*

10.37	Amendment No. 1 to the Owens & Minor, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex A to Owens & Minor, Inc.’s definitive Proxy Statement filed on March 27, 2024)*

10.38

Executive Separation Agreement and General Release, dated June 21, 2024, by and between Alexander J. Bruni and Owens & Minor, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2024)*,**

10.39

Amended & Restated Receivables Purchase Agreement, dated as of December 31, 2025, by and among Accendra Funding LLC (formerly known as O&M Funding LLC), as seller, the persons from time to time party thereto, as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 10.1, dated December 31, 2025)**

10.40

Second Amended and Restated Purchase and Sale Agreement, dated as of December 31, 2025, by and among various entities, as originators, Accendra Medical, Inc. (formerly known as Owens & Minor Medical, Inc.), as servicer, and Accendra Funding LLC (formerly known as O&M Funding LLC), as buyer (incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 10.2, dated December 31, 2025)**

10.41

Second Amended and Restated Performance Guaranty of Accendra Health, Inc. (formerly known as Owens & Minor, Inc.), dated as of December 31, 2025, in favor of PNC Bank, National Association (incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2025)

10.42	Form of Amended and Restated Executive Change of Control Severance Agreement (incorporated herein by reference to the Company's Current Report on Form 10-K, Exhibit 10.61, dated December 31, 2024)*

10.43

Termination Agreement, dates as of June 3, 2025, by and among Owens & Minor, Inc., Rotech Healthcare Holdings Inc., and Hitchcock Merger Sub Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 5, 2025).

10.44	Amendment to the Accendra Health, Inc. Executive Deferred Compensation and Retirement Plan, dated as of December 16, 2025 (filed herewith)*

10.45	Amended Accendra Health, Inc. Executive Deferred Compensation and Retirement Plan, dated as of December 31, 2025 (filed herewith)*

19.1	Insider Trading Policy

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Owens & Minor, Inc. Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Form 10-K, Exhibit 97, dated February 20, 2024)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**

Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2026.

ACCENDRA HEALTH, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2026:

/s/ Edward A. Pesicka	/s/ Robert J. Henkel
Edward A. Pesicka	Robert J. Henkel
President, Chief Executive Officer & Director	Director

/s/ Jonathan A. Leon	/s/ Rita F. Johnson-Mills
Jonathan A. Leon	Rita F. Johnson-Mills
Executive Vice President & Chief Financial Officer	Director

/s/ Stephen W. Klemash	/s/ Mark A. Beck
Stephen W. Klemash	Mark A. Beck
Director	Chair of the Board of Directors

/s/ Teresa L. Kline	/s/ Gwendolyn M. Bingham
Teresa L. Kline	Gwendolyn M. Bingham
Director	Director

/s/ Carissa L. Rollins	/s/ Kenneth Gardner-Smith
Carissa L. Rollins	Kenneth Gardner-Smith
Director	Director