Form 10-Q
period 2026-03-31
ACCENDRA HEALTH INC/VA/
filed 2026-05-11
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9810

Accendra Health, Inc.

(Exact name of Registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4435 Waterfront Drive, Suite 300 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Post Office Box 27626, Richmond, Virginia	23261-7626
(Mailing address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 277-4304

10900 Nuckols Road, Suite 400, Glen Allen, Virginia, 23060

(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value per share	ACH	New York Stock Exchange

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the Company’s common stock outstanding as of March 31, 2026 was 76,583,702 shares.

Accendra Health, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Net revenue	$627,780	$673,884
Operating costs and expenses:
Cost of net revenue	349,752	354,642
Selling, general and administrative expenses	255,226	262,370
Acquisition-related charges and intangible amortization	29,229	23,456
Exit and realignment (income) charges, net	(23,552)	13,625
Total operating costs and expenses	610,655	654,093
Operating income	17,125	19,791
Interest expense, net	32,348	24,214
Other expense, net	1,023	975
Loss from continuing operations before income taxes	(16,246)	(5,398)
Income tax benefit	(9,778)	(1,588)
Loss from continuing operations, net of tax	(6,468)	(3,810)
Loss from discontinued operations, net of tax	—	(21,172)
Net loss	$(6,468)	$(24,982)

Basic loss per common share:
Loss from continuing operations, net of tax	$(0.08)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.27)
Net loss	$(0.08)	$(0.32)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(0.08)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.27)
Net loss	$(0.08)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net loss	$(6,468)	$(24,982)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(145)	5,957
Change in unrecognized net periodic pension costs	33	795
Change in gains and losses on derivative instruments	199	(1,619)
Total other comprehensive income, net of tax	87	5,133
Comprehensive loss	$(6,381)	$(19,849)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2026	2025
Assets
Current assets
Cash and cash equivalents	$336,880	$281,989
Accounts receivable, net	103,703	95,907
Inventories, net	65,285	74,435
Other current assets	82,632	95,540
Total current assets	588,500	547,871
Patient service equipment and other fixed assets, net of accumulated depreciation and amortization of $180,939 and $207,595	227,732	256,161
Operating lease assets	101,967	109,099
Goodwill	1,228,140	1,228,140
Intangible assets, net	107,236	136,465
Other assets, net	162,407	174,025
Total assets	$2,415,982	$2,451,761
Liabilities and (deficit) equity
Current liabilities
Accounts payable	$374,824	$363,565
Accrued payroll and related liabilities	33,403	69,426
Current portion of long-term debt	581,250	250,000
Other current liabilities	213,627	264,084
Total current liabilities	1,203,104	947,075
Long-term debt, excluding current portion	1,521,941	1,799,876
Operating lease liabilities, excluding current portion	67,466	70,317
Other liabilities	88,236	95,471
Total liabilities	2,880,747	2,912,739
Commitments and contingencies
(Deficit) equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,584 shares and 76,388 shares	153,167	152,777
Paid-in capital	469,086	466,882
Accumulated deficit	(1,086,220)	(1,079,752)
Accumulated other comprehensive loss	(798)	(885)
Total deficit	(464,765)	(460,978)
Total liabilities and (deficit) equity	$2,415,982	$2,451,761

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net loss	$(6,468)	$(24,982)
Loss from discontinued operations, net of tax	—	21,172
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	61,742	42,902
Share-based compensation expense	3,090	4,421
Deferred income tax expense (benefit)	2,571	(4,395)
Changes in operating lease right-of-use assets and lease liabilities	122	827
Gain from sale and dispositions of patient service equipment	(55,509)	(5,353)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,796)	4,745
Inventories, net	9,150	(6,319)
Accounts payable	8,775	16,124
Net change in other assets and liabilities	(69,174)	(18,065)
Other, net	3,420	401
Cash used for operating activities from discontinued operations	—	(66,544)
Cash used for operating activities	(50,077)	(35,066)
Investing activities:
Additions to patient service equipment ($41,343 and $44,484) and other fixed assets	(41,646)	(45,793)
Proceeds from sale of patient service equipment	96,415	16,884
Additions to computer software	(844)	(2,329)
Other, net	—	(410)
Cash used for investing activities from discontinued operations	—	(16,552)
Cash provided by (used for) investing activities	53,925	(48,200)
Financing activities:
Borrowings under Revolving Credit Facility	269,100	776,984
Repayments under Revolving Credit Facility	(217,600)	(679,484)
Repurchase of common stock	—	(1,503)
Other, net	(416)	(146)
Cash used for financing activities from discontinued operations	—	(3,073)
Cash provided by financing activities	51,084	92,778
Effect of exchange rate changes on cash and cash equivalents	(41)	542
Net increase in cash and cash equivalents	54,891	10,054
Cash and cash equivalents at beginning of period	281,989	49,382
Cash and cash equivalents at end of period	$336,880	$59,436
Supplemental disclosure of cash flow information:
Income taxes paid, net	$20,042	$125
Interest paid	$29,446	$27,487
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$71,997	$81,085

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in (Deficit) Equity

(unaudited)

		Common			Accumulated
	Common	Stock		Retained	Other
	Shares	($2 par	Paid-In	Earnings	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	(Accumulated Deficit)	Loss	(Deficit) Equity
Balance, December 31, 2025	76,388	$152,777	$466,882	$(1,079,752)	$(885)	$(460,978)
Net loss	—	—	—	(6,468)	—	(6,468)
Other comprehensive income	—	—	—	—	87	87
Share-based compensation expense, exercises and other	196	390	2,204	—	—	2,594
Balance, March 31, 2026	76,584	$153,167	$469,086	$(1,086,220)	$(798)	$(464,765)

Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	$154,439	$459,731	$1,020	$(44,211)	$570,979

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The unaudited condensed consolidated financial statements include the accounts of Accendra Health, Inc. (f/k/a Owens & Minor, Inc.) and the subsidiaries it controls (collectively, the Company, we, us, or our) and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. Our continuing operations’ business activities comprise a single operating and reporting segment. This determination is in accordance with ASC No. 280, Segment Reporting.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation.

Discontinued Operations and Assets Held-for-Sale. On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our Products and Healthcare Services (P&HS) business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement (the P&HS Sale). We retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our condensed consolidated balance sheets.

The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 2, the Notes to the Condensed Consolidated Financial Statements reflect the continuing operations of the Company unless otherwise noted. See Note 2 for additional information regarding discontinued operations and assets held for sale.

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

Included in accounts receivable were earned but unbilled receivables of $39 million as of March 31, 2026 and $30 million as of December 31, 2025. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

Receivables Sale Program. On October 18, 2024, we entered into a Receivables Purchase Agreement (the Receivables Sale Program) with persons from time to time, as Purchasers, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $450 million were sold, on a limited-recourse basis, to the Purchasers in exchange for cash. Transactions under this agreement were accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Under the Receivables Sale Program, we provided certain servicing and collection actions on behalf of the Purchasers; however, we did not maintain any beneficial interest in the accounts receivable sold.

Proceeds from the sales of accounts receivable were recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net in the condensed consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable within cash provided by operating activities in the condensed consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $343 million during the three months ended March 31, 2025, approximately $69 million of which related to continuing operations. We collected $209 million of the sold accounts receivable during the three months ended March 31, 2025, approximately $42 million of which related to continuing operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of operations were $0.4 million for the three months ended March 31, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold were settled on December 31, 2025.

Amended Receivables Sale Program. On December 31, 2025, we entered into an Amended and Restated Receivables Purchase Agreement (the Amended Receivables Sale Program) with persons from time to time party thereto, as Purchasers, PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable are sold, on a limited-recourse basis, to the Purchasers in exchange for cash in an aggregate outstanding amount not to exceed $150 million. The Amended Receivables Sale Program amends and restates, in its entirety, the Receivables Sale Program dated as of October 18, 2024.

Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our condensed consolidated balance sheets. Under the Amended Receivables Sale Program, we provide certain servicing and collection actions on behalf of the Purchasers; however, we do not maintain any beneficial interest in the accounts receivable sold. The Amended Receivables Sale Program has a Scheduled Termination Date of October 18, 2027.

Total accounts receivable sold under the Amended Receivables Sale Program were $246 million during the three months ended March 31, 2026. We collected $231 million of the sold accounts receivable during the three months ended March 31, 2026. The losses on sale of accounts receivable recorded in SG&A were $1.5 million for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, there was a total of $148 million and $134 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheets under the Amended Receivables Sale Program.

Retirement Plan. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of March 31, 2026 and December 31, 2025, the accumulated benefit obligation of the U.S. Retirement Plan was $30 million and $31 million.

Revenue Recognition. Revenues are generated through fee-for-service and capitation arrangements with large government and commercial payors (each, a Payor and collectively Payors) for equipment, supplies, services and other items rented and sold to patients. Revenue for sales of products, including equipment and supplies, is recognized when control of the promised goods is transferred to customers and is presented net of applicable sales taxes. Revenue generated from equipment that we rent to customers is primarily recognized as earned on a straight-line basis over the non-cancellable rental period, typically one month, and commences on delivery of the equipment to the customers.

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $32 million and $60 million for the three months ended March 31, 2026 and 2025.

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements for the three months ended March 31, 2026 and 2025 were $481 million and $504 million. Rental revenues inclusive of amounts recognized under capitation arrangements for the three months ended March 31, 2026 and 2025 were $146 million and $170 million.

The following table summarizes net revenue by product category for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Diabetes	$185,786	$187,360
Sleep therapy	166,922	181,859
Home respiratory therapy	97,179	108,606
Ostomy	51,336	49,499
Wound care	39,402	46,646
Urology	29,790	28,143
Other	57,365	71,771
Net revenue	$627,780	$673,884

The following table summarizes net revenue by payor type for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Commercial payors (1)	$493,206	$543,528
Medicare	125,715	120,330
Medicaid	8,859	10,026
Net revenue	$627,780	$673,884

(1) Commercial payors includes revenue from Medicare Advantage plans.

Cost of Net Revenue. Cost of net revenue includes the cost of products sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment. Cost of product sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $10 million and $12 million for the three months ended March 31, 2026 and 2025.

The following table summarizes cost of net revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Cost of product sold	$315,392	$317,389
Patient service equipment depreciation	28,889	31,683
Other costs	5,471	5,570
Cost of net revenue	$349,752	$354,642

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the terminated acquisition of Rotech Healthcare Holdings Inc. (Rotech), which consisted primarily of legal and professional fees. For the three months ended March 31, 2026, we incurred no acquisition-related costs. For the three months ended March 31, 2025, we incurred $16 million of acquisition-related costs. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

Fair Value. Fair value is determined based on assumptions that a market participant would use in pricing an asset or liability. The assumptions used are in accordance with a three-tier hierarchy, defined by GAAP, that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the use of present value and other valuation techniques in the determination of fair value (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. When a quantitative goodwill test is performed, the estimated fair value of our reporting unit is determined with the use of unobservable inputs (Level 3).The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 5 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 6 for the fair value of derivatives.

Note 2—Discontinued Operations

As described in Note 1, in accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Accordingly, the results of operations from our P&HS business are reported in the accompanying condensed consolidated statements of operations as “loss from discontinued operations, net of tax” for the three months ended March 31, 2025. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

On December 31, 2025, we received cash proceeds of $342 million and recorded a $20 million investment for a 5% retained equity interest, which was recorded in other assets, net on our condensed consolidated balance sheet as of December 31, 2025. Net proceeds of $324 million from the P&HS Sale, net of cash sold, reflects $342 million of cash proceeds received and $18 million of P&HS cash conveyed. The final purchase price will be determined subsequent to the completion of the sale to reflect adjustments in accordance with the Purchase Agreement, including final net working capital adjustments. As of December 31, 2025, we estimated a purchase price adjustment receivable of approximately

$12 million to $15 million, which was recorded within other current assets on our condensed consolidated balance sheet. Subsequent changes in fair value will be recorded within discontinued operations.

During the three months ended March 31, 2026, we incurred $18 million in separation costs to be reimbursed by the Company which are recorded within exit and realignment (income) charges, net on our condensed consolidated statement of operations and within accounts payable on our condensed consolidated balance sheet. We have agreed to reimburse the Purchaser and its affiliates for 80% of certain costs incurred in connection with the separation of P&HS from the Company’s retained business, subject to an aggregate cap of $65 million. We will be obligated to reimburse the Purchaser for any such costs incurred after December 31, 2025, except that such reimbursements will not need to be paid: (1) in advance of April 1, 2026; (2) for amounts in excess of $15 million prior to October 1, 2026, or (3) for amounts in excess of $55 million prior to January 1, 2027.

We and the Purchaser will provide certain transition services to the other party pursuant to a certain customary transition services agreement (TSA). Pursuant to the terms of the TSA, we have agreed that, in certain circumstances, we may be obligated to provide up to $115 million in credit support to the P&HS business. The TSA includes customary services including information technology support and is anticipated to be substantially completed within two years, with some services being completed by December 31, 2026. During the three months ended March 31, 2026, we have incurred $8.7 million in net fees for services received and for services provided under the TSA which are recorded within selling, general, and administrative expenses, net on our condensed consolidated statement of operations. During the three months ended March 31, 2026, we exited certain TSA activities and replaced them with internal capabilities. We expect to continue to exit certain TSA activities and replace with internal capabilities throughout the remainder of 2026.

The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Net revenue	$1,958,164
Cost of goods sold	1,751,393
Gross profit	206,771
Distribution, selling, and administrative expenses	201,241
Acquisition-related charges and intangible amortization	6,218
Exit and realignment charges, net	17,601
Other operating expense, net	1,377
Operating loss	(19,666)
Interest expense, net	9,745
Other expense	265
Loss from discontinued operations before income taxes	(29,676)
Income tax benefit for discontinued operations	(8,504)
Loss from discontinued operations, net of tax	$(21,172)

Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $343 million during the three months ended March 31, 2025, approximately $274 million of which related to discontinued operations. We collected $209 million of the sold accounts receivable during the three months ended March 31, 2025, approximately $167 million of which related to discontinued operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in loss on discontinued operations, net of tax in the condensed consolidated statements of operations were $1.7 million for the three months ended March 31, 2025. As of December 31, 2025, there was no uncollected accounts receivable sold and removed from our consolidated balance sheet related to discontinued operations.

Note 3—Goodwill and Intangible Assets, Net

At March 31, 2026 and December 31, 2025, we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

Intangible assets, net subject to amortization, at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$132,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(100,340)	(74,742)	(30,982)	(76,472)	(71,081)	(29,282)
Intangible assets, net	$31,960	$68,258	$7,018	$55,828	$71,919	$8,718
Weighted average useful life	7 years	10 years	6 years	6 years	10 years	6 years

Amortization expense for intangible assets was $29 million for the three months ended March 31, 2026 and $7.6 million for the three months ended March 31, 2025. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with a commercial Payor. The updated future intangible amortization is reflected in the table below.

As of March 31, 2026, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense was as follows:

Year
2026 (remainder)	$38,893
2027	13,872
2028	11,953
2029	11,953
2030	11,953
Thereafter	18,612
Total future amortization	$107,236

Note 4—Exit and Realignment (Income) Charges, Net

We incur exit and realignment and other charges associated with optimizing our operations which include IT strategic initiatives and other strategic actions. These charges include professional fees, severance and other costs to streamline functions and enhance processes and separation costs. Separation costs primarily consist of professional fees including costs reimbursable to the Purchaser as described below and other wind-down costs incurred after the divestiture of the P&HS business. These costs are not normal, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Exit and realignment (income) charges, net were $(24) million and $14 million for the three months ended March 31, 2026 and 2025. These charges were primarily related to strategic operational improvements to increase net revenue and lower costs. During the three months ended March 31, 2026 exit and realignment income, net also included a $52 million gain on sales of patient service equipment in connection with the contract termination with a commercial Payor and P&HS Sale separation costs. During the three months ended March 31, 2025 exit and realignment charges, net also include a provision to accounts receivable related to our Fusion5 business which was in the process of being wound down.

As a result of the sale of our P&HS business, we have incurred $18 million in reimbursable separation costs during the three months ended March 31, 2026. We expect to incur up to $65 million in exit and realignment costs associated with reimbursement to the Purchaser for certain future separation costs incurred by the Purchaser, as described in Note 2.

The following table summarizes the activity related to exit and realignment cost accruals, which are generally classified as other current liabilities or accounts payable in our condensed consolidated balance sheets, through March 31, 2026 and 2025:

Total
Accrued exit and realignment costs, December 31, 2025	$4,644
Provision for exit and realignment activities:
P&HS Sale separation costs	21,981
Professional fees	378
IT and other strategic initiatives	1,990
Cash payments	(2,294)
Accrued exit and realignment costs, March 31, 2026	$26,699

Total
Accrued exit and realignment costs, December 31, 2024	$6,732
Provision for exit and realignment activities:
Professional fees	6,176
IT strategic initiatives and other	304
Cash payments	(7,516)
Accrued exit and realignment costs, March 31, 2025	$5,696

In addition to the exit and realignment accruals in the preceding table and the $52 million gain on patient service equipment, we also incurred $4.1 million of costs that were expensed as incurred during the three months ended March 31, 2026, which primarily related to P&HS Sale separation costs and $7.1 million of costs that were expensed as incurred for the three months ended March 31, 2025, which primarily related to wind-down costs of Fusion5.

Note 5—Debt

Debt, net of unamortized deferred financing costs, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$325,069	$313,608	$324,647	$321,356
Revolving Credit Facility	255,000	255,000	203,500	203,500
4.500% Senior Notes, due March 2029	475,352	285,632	475,077	327,261
Term Loan B	503,144	460,861	502,489	492,159
6.625% Senior Notes, due April 2030	544,626	262,831	544,163	348,901
Total debt	2,103,191	1,577,932	2,049,876	1,693,177
Less current maturities, including anticipated repayments	(581,250)	(581,250)	(250,000)	(250,000)
Long-term debt	$1,521,941	$996,682	$1,799,876	$1,443,177

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two credit facilities: (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. The Term Loan A and Term Loan B have $326 million and $511 million of principal outstanding excluding unamortized deferred financing costs as of March 31, 2026.

On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually. The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. The 2029 Unsecured Notes have $479 million in principal outstanding excluding unamortized deferred financing costs as of March 31, 2026.

On March 29, 2022, we issued $600 million of 6.625% senior unsecured notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. The 2030 Unsecured Notes have $552 million in principal outstanding excluding unamortized deferred financing costs as of March 31, 2026.

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

At March 31, 2026 and December 31, 2025, we had $255 million and $204 million in outstanding borrowings on our Revolving Credit Agreement. At March 31, 2026 and December 31, 2025, we had letters of credit, which reduce Revolving Credit Agreement availability, totaling $29 million and $30 million, leaving $166 million and $217 million available for borrowing.

As of March 31, 2026, the Term Loan A and the Revolving Credit Agreement are scheduled to mature within twelve months. Absent refinancing, extension, or repayment of these obligations, the Company would need additional liquidity to meet its obligations as they come due during the twelve-month period following the issuance of these financial statements. On May 11, 2026, we announced that we have received commitments from existing creditors to exchange and/or extend a substantial portion of our debt, which would extend the maturity of these obligations beyond twelve months from the balance sheet date (Balance Sheet Optimization Transaction), subject to satisfaction of certain customary conditions. Based on the signed commitments received and the actions planned and described below, management expects the Company will have sufficient liquidity to meet its obligations as they come due during the twelve-month period following the issuance of these financial statements.

We intend to amend and extend the Revolving Credit Agreement into a revolving credit facility maturing in 2030, subject to earlier maturity in December 2028 based on the amount of certain levels of future indebtedness, with aggregate commitments of up to $300 million, for which, subsequent to the balance sheet date, we received commitments from existing lenders under the Revolving Credit Agreement. We anticipate repaying the existing Revolving Credit Agreement using the proceeds from the P&HS business sale.

We intend to refinance the Term Loan A through the proceeds from the new 9.000% senior secured first lien notes due 2032 to be issued in connection with the Balance Sheet Optimization Transaction, for which subsequent to the balance sheet date, we received commitments from certain holders of the 2029 Unsecured Notes and 2030 Unsecured Notes, subject to satisfaction of certain customary conditions. While we have the intent and ability to refinance the Term Loan A beyond the next twelve months, these commitments expire within twelve months of the balance sheet date and therefore, the outstanding balance of the Term Loan A has been classified as a current liability as of March 31, 2026.

In addition to the impacts to the Term Loan A and the Revolving Credit Agreement described above, the Balance Sheet Optimization Transaction will include offers to exchange the 2029 Unsecured Notes into a combination of new 9.000% senior secured first lien notes due 2032 and new 9.750% senior secured second lien notes due 2033, as well as the 2030 Unsecured Notes into new 9.750% senior secured second lien notes due 2033.

The Revolving Credit Agreement, the Credit Agreement, the 2029 Unsecured Notes and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2026.

As of March 31, 2026, future principal payments due under our debt agreements or anticipated to be repaid within twelve months, excluding the impact of the Balance Sheet Optimization Transaction described above, were as follows:

Year
2026	$255,000
2027	326,250
2028	—
2029	989,654
2030	552,189

Current maturities at March 31, 2026 include $255 million in debt anticipated to be repaid within the next twelve months in connection with net cash proceeds received from the P&HS business sale and $326 million in principal outstanding on the Term Loan A which matures in March 2027.

Note 6—Derivatives

We are directly and indirectly affected by changes in interest rates, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.

We pay interest on our Credit Agreement at rates that fluctuate based on changes in benchmark interest rates. In order to mitigate the risk of increases in benchmark rates on our term loans, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreement are included in interest expense, net.

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

The following table summarizes the terms and fair value of our outstanding cash flow hedges as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Notional Amount	$200,000	$250,000
Derivative Assets Fair Value	$1,607	$1,338
Derivative Liabilities Fair Value	$—	$—
Maturity Date	March 2027	March 2027
Classification	other current assets	other assets, net

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Amount of Gain Recognized in Other Comprehensive Income (Loss)	$791	$(1,078)
Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense, net	Interest expense, net
Total Amount of Expense Line Items Presented in the Condensed Consolidated Statements of Operations in Which the Effects are Recorded	$32,348	$24,214
Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	$522	$1,110

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

Note 7—Income Taxes

The effective tax rate was 60.2% for the three months ended March 31, 2026, compared to 29.4% for the three months ended March 31, 2025. The change in these rates was primarily from changes in results of operations and changes in forecasted results reflected in the tax rates.

The liability for unrecognized tax benefits was $32 million and $49 million at March 31, 2026 and December 31, 2025. Included in the liability at March 31, 2026 and December 31, 2025 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years, including interest. The uncertain tax position for these years and related accrued interest have been remeasured to reflect the final amount to be paid. This matter does not impact our 2023, 2024 or future tax years. In March 2026, we paid $19 million to the IRS to settle the 2015 through 2018 audit years, inclusive of $5.8 million of accrued interest. As of March 31, 2026, the remaining amount owed associated with the transfer pricing matter was $16 million, which includes $5.2 million of interest accrued on the matter through March 31, 2026. The balance sheet classification and amount owed may be subject to change depending on the timing of a final assessment from the IRS for the 2019-2022 audit years.

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

Note 8—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Loss from continuing operations, net of tax	$(6,468)	$(3,810)
Loss from discontinued operations, net of tax	—	(21,172)
Net loss	$(6,468)	$(24,982)

Weighted average shares outstanding - basic	76,432	77,272
Dilutive shares	—	—
Weighted average shares outstanding - diluted	76,432	77,272

Basic loss per common share:
Loss from continuing operations, net of tax	$(0.08)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.27)
Net loss	$(0.08)	$(0.32)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(0.08)	$(0.05)
Loss from discontinued operations, net of tax	—	(0.27)
Net loss	$(0.08)	$(0.32)

Share-based awards for the three months ended March 31, 2026 and 2025 of approximately 1.3 million and 1.8 million were excluded from the calculation of diluted loss per common share as the effect would be anti-dilutive.

Note 9—Shareholders’ Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.

During the three months ended March 31, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2026 and 2025:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2025	$(1,876)	$—	$991	$(885)
Other comprehensive income (loss) before reclassifications	43	(145)	791	689
Income tax	(10)	—	(206)	(216)
Other comprehensive income (loss) before reclassifications, net of tax	33	(145)	585	473
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(522)	(522)
Income tax	—	—	136	136
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(386)	(386)
Other comprehensive income (loss)	33	(145)	199	87
Accumulated other comprehensive (loss) income, three months ended March 31, 2026	$(1,843)	$(145)	$1,190	$(798)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	953	5,957	(1,078)	5,832
Income tax	(247)	—	280	33
Other comprehensive income (loss) before reclassifications, net of tax	706	5,957	(798)	5,865
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(1,110)	(990)
Income tax	(31)	—	289	258
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	89	—	(821)	(732)
Other comprehensive income (loss)	795	5,957	(1,619)	5,133
Accumulated other comprehensive (loss) income, three months ended March 31, 2025	$(4,975)	$(42,142)	$2,906	$(44,211)

We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 11—Segment Information

As described in Note 1, the P&HS Sale was completed on December 31, 2025, and we no longer report the P&HS business within continuing operations. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Our President and Chief Executive Officer is the chief operating decision maker (CODM). The CODM reviews financial information about the continuing operations business at an enterprise-wide consolidated level when allocating resources and assessing business performance. Accordingly, we have determined that our business activities comprise a single operating and reporting segment. Income (loss) from continuing operations, net of tax is the profit or loss measure used by the CODM that is most consistent with GAAP and therefore is the required measure of profitability.

Note 12—Commitments, Contingent Liabilities, and Legal Proceedings

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for disclosure of other material contractual obligations.

We are party to various legal claims that are ordinary and incidental to our business, including claims related to commercial disputes, employment, workers’ compensation, product liability, regulatory and other matters. We maintain insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the accrual as of March 31, 2026 for currently pending matters considered probable of loss, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 13—Recent Accounting Pronouncements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for disclosure of recent accounting pronouncements.

Note 14—Subsequent Events

On May 11, 2026, subsequent to March 31, 2026 but prior to the issuance of these condensed consolidated financial statements, the Company announced the Balance Sheet Optimization Transaction with commitments from existing creditors. We intend to refinance the Term Loan A through the proceeds from the issuance of new 9.000% senior secured first lien notes due 2032. We intend to amend and extend the Revolving Credit Agreement into a revolving credit facility maturing in 2030 with aggregate commitments of up to $300 million.

In addition to the impacts to the Term Loan A and the Revolving Credit Agreement described above, the Balance Sheet Optimization Transaction will include offers to exchange the 2029 Unsecured Notes into a combination of new 9.000% senior secured first lien notes due 2032 and new 9.750% senior secured second lien notes due 2033, as well as the 2030 Unsecured Notes into new 9.750% senior secured second lien notes due 2033.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale of Products & Healthcare Services Business

On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our Products & Healthcare Services (P&HS) business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent) to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We retained a 5% equity interest in the P&HS business.

In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 2, the Notes to Condensed Consolidated Financial Statements reflect the continuing operations of Accendra Health, Inc. unless otherwise noted. See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Overview

Accendra Health, Inc., along with its subsidiaries, (collectively, the Company, we, us, or our) is a leading nationwide provider of products, technology, and services that supports health beyond the hospital for millions of people each year. As discussed within Note 1 in the Notes to Condensed Consolidated Financial Statements, our business activities comprise a single operating and reporting segment.

Net loss from continuing operations per common share was ($0.08) for the three months ended March 31, 2026 as compared to ($0.05) for the three months ended March 31, 2025. Our financial results for the three months ended March 31, 2026 as compared to the prior year were impacted by lower net revenue of $46 million and an increase in interest expense, net of $8.1 million, partially offset by a decrease in exit and realignment (income) charges, net of $37 million and an increased income tax benefit of $8.2 million.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Balance Sheet Optimization Transaction

On May 11, 2026, we announced that we have received commitments from existing creditors to exchange and/or extend a substantial portion of our debt, which would extend the maturity of these obligations beyond twelve months from the balance sheet date (Balance Sheet Optimization Transaction), subject to satisfaction of certain customary conditions. Based on the signed commitments received and the actions planned and described below, management expects the Company will have sufficient liquidity to meet its obligations as they come due during the twelve-month period following the issuance of these financial statements.

We intend to amend and extend the Revolving Credit Agreement into a revolving credit facility maturing in 2030, subject to earlier maturity in December 2028 based on the amount of certain levels of future indebtedness, with aggregate commitments of up to $300 million, for which, subsequent to the balance sheet date, we received commitments from existing lenders under the Revolving Credit Agreement. We anticipate repaying the existing Revolving Credit Agreement using the proceeds from the P&HS business sale.

We intend to refinance the Term Loan A through the proceeds from the new 9.000% senior secured first lien notes due 2032 to be issued in connection with the Balance Sheet Optimization Transaction, for which subsequent to the balance sheet date, we received commitments from certain holders of the 2029 Unsecured Notes and 2030 Unsecured Notes, subject to satisfaction of certain customary conditions. While we have the intent and ability to refinance the Term Loan A beyond the next twelve months, these commitments expire within twelve months of the balance sheet date and therefore, the outstanding balance of the Term Loan A has been classified as a current liability as of March 31, 2026.

In addition to the impacts to the Term Loan A and the Revolving Credit Agreement described above, the Balance Sheet Optimization Transaction will include offers to exchange the 2029 Unsecured Notes into a combination of new 9.000% senior secured first lien notes due 2032 and new 9.750% senior secured second lien notes due 2033, as well as the 2030 Unsecured Notes into new 9.750% senior secured second lien notes due 2033.

Contract Termination with a Commercial Payor and Equipment Sales

A commercial Payor, with which we have multiple separately managed contracts, has terminated, or is in the process of terminating, certain of our contracts with them. This termination resulted in minimal impacts to our operating income for the year ended December 31, 2025, as the transitions of agreements and services started late in the fourth quarter of 2025. While such transitions of agreements and services are expected to continue throughout the first half of 2026, the specific timing of when these agreements and services will wind down is highly dependent on the Payor’s successor provider’s ability to successfully transition customers among other factors. The terminated portion of this relationship reflected $37 million or 6% of our net revenue including nearly all of our capitation revenue, for the three months ended March 31, 2026. We do not anticipate material impacts to our operating income from such Payor's remaining contract terminations for periods ending beyond March 31, 2026.

In connection with this contract termination, we sold $82 million of patient service equipment during the three months ended March 31, 2026, which resulted in $52 million of gains on sales of patient service equipment within exit and realignment (income) charges, net on our condensed consolidated statements of operations. The proceeds from the sale are reflected within the proceeds from sale of patient service equipment line item within the investing activities section of our condensed consolidated statements of cash flows.

Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Accendra Health, Inc. and its subsidiaries since December 31, 2025. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net revenue.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Diabetes	$185,786	$187,360	$(1,574)	(0.8)%
Sleep therapy	166,922	181,859	(14,937)	(8.2)%
Home respiratory therapy	97,179	108,606	(11,427)	(10.5)%
Ostomy	51,336	49,499	1,837	3.7%
Wound care	39,402	46,646	(7,244)	(15.5)%
Urology	29,790	28,143	1,647	5.9%
Other	57,365	71,771	(14,406)	(20.1)%
Net revenue	$627,780	$673,884	$(46,104)	(6.8)%

The decrease in net revenue for the three months ended March 31, 2026 was primarily driven by a $42 million decrease in revenue from the terminated commercial Payor contracts described above, which drove declines in several product categories, including sleep therapy and home respiratory therapy.

Cost of net revenue.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of products sold	$315,392	$317,389	$(1,997)	(0.6)%
Patient service equipment depreciation	28,889	31,683	(2,794)	(8.8)%

Other costs	5,471	5,570	(99)	(1.8)%
Cost of net revenue	$349,752	$354,642	$(4,890)	(1.4)%
As a % of net revenue	55.7%	52.6%

The decrease in cost of net revenue for the three months ended March 31, 2026 reflects the lower cost associated with net revenue decline of 6.8%, partially offset by manufacturer price increases.

Operating expenses.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$255,226	$262,370	$(7,144)	(2.7)%
As a % of net revenue	40.7%	38.9%
Acquisition-related charges and intangible amortization	$29,229	$23,456	$5,773	24.6%
Exit and realignment (income) charges, net	$(23,552)	$13,625	$(37,177)	(272.9)%

The decrease in selling, general and administrative expenses (SG&A) for the three months ended March 31, 2026 was driven primarily from a reduction in net revenue of $46 million and realized personnel savings actions, partially offset by inflationary increases.

Acquisition-related charges were $16 million for the three months ended March 31, 2025 related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Intangible amortization was $29 million and $7.6 million for the three months ended March 31, 2026 and 2025 relating to intangible assets acquired in the Apria and Byram acquisitions. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with the commercial Payor described above.

Exit and realignment (income) charges, net was $(24) million for the three months ended March 31, 2026 and primarily included a $(52) million gain on sales of patient service equipment in connection with the contract termination with the commercial Payor described above, net separation costs incurred after the P&HS Sale of $26 million and charges related to IT and other strategic initiatives of $2.0 million. Exit and realignment (income) charges, net were $14 million for the three months ended March 31, 2025. These charges primarily included professional fees associated with strategic initiatives of $6.2 million and wind-down costs of Fusion5 of $6.8 million.

Non-operating expenses.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense, net	$32,348	$24,214	$8,134	33.6%
Effective interest rate	6.8%	6.9%
Other expense, net	$1,023	$975	$48	4.9%

Interest expense, net for the three months ended March 31, 2026 increased compared to the prior year period during which we allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements. See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations interest expense, net for the three months ended March 31, 2025.

Other expense, net for the three months ended March 31, 2026 and 2025 includes interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax benefit	$(9,778)	$(1,588)	$(8,190)	(515.7)%
Effective tax rate	60.2%	29.4%

The change in these rates was primarily from changes in results of operations and changes in forecasted results reflected in the tax rates.

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

Management provides these non-GAAP financial measures to investors as supplemental metrics because management believes it is useful to assist readers in assessing the effects of items and events on its financial and operating results and in comparing the Company’s performance to that of its competitors. However, the non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The non-GAAP financial measures disclosed by the Company should not be considered substitutes for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.

We use Adjusted EBITDA, a financial measure that is not in accordance with GAAP, to analyze our financial results and as one of our incentive metrics and to provide an understanding of underlying operating results and trends by excluding items that are not closely related to ongoing operations. We use FCF, a financial measure that is not in accordance with GAAP, to evaluate the capacity of our operations to generate free cash flow. We utilize FCF as a performance metric.

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

The following tables present the reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA and FCF for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Loss from continuing operations, net of tax, as reported (GAAP)	$(6,468)	$(3,810)
Income tax benefit	(9,778)	(1,588)
Interest expense, net	32,348	24,214
Acquisition-related charges and intangible amortization (1)	29,229	23,456
Exit and realignment (income) charges, net (2)	(23,552)	13,625
Litigation and related charges (3)	64	270
Other depreciation and amortization (4)	32,513	35,336
Stock compensation (5)	3,604	4,091
Other (6)	409	424
Adjusted EBITDA (non-GAAP)	58,369	96,018
Non-cash convert to sale write off expense (7)	10,416	11,531
Patient service equipment capital expenditures	(41,343)	(44,484)
Interest paid	(29,446)	(27,487)
Free cash flow (non-GAAP)	$(2,004)	$35,578

The following items have been excluded in our non-GAAP financial measure:

(1) Acquisition-related charges and intangible amortization for the three months ended March 31, 2025 includes $16 million of acquisition-related costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) During the three months ended March 31, 2026 exit and realignment (income) charges, net was $(24) million and primarily included a $(52) million gain on sales of patient service equipment in response to the contract termination with a commercial Payor, net separation costs incurred after the P&HS Sale of $26 million and charges related to IT and other strategic initiatives of $2.0 million. Exit and realignment charges, net were $14 million for the three months ended March 31, 2025 and primarily included professional fees associated with strategic initiatives of $6.2 million and wind-down costs of Fusion5 of $6.8 million. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(3) Litigation and related charges includes settlement costs and related charges of legal matters. These costs do not occur in the ordinary course of our business and are inherently unpredictable in timing and amount.

(4) Other depreciation and amortization relates to patient service equipment and other fixed assets, excluding such amounts captured within exit and realignment (income) charges, net or acquisition-related charges and intangible amortization.

(5) Stock compensation includes share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment (income) charges, net or acquisition-related charges and intangible amortization.

(6) For the three months ended March 31, 2026 and 2025, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the U.S.

(7) Non-cash convert to sale write off expense includes non-cash charges primarily for equipment converted from rental to sales, excluding such amounts captured within in exit and realignment (income) charges, net. This reflects the non-cash write-off of the remaining book value of patient service equipment at the time of sale. The purchase of patient service equipment is captured within capital expenditures and is subsequently charged to our statements of operations through normal depreciation and this non-cash convert to sale write off expense. This line item does not include non-cash write off expense associated with sales of patient service equipment in connection with the contract termination with a commercial Payor, as such amounts are captured within exit and realignment (income) charges, net.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO). We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $7.0 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the U.S. Changes in our working capital can vary in the normal course of business based upon the timing of capital expenditures, inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	March 31, 2026	December 31, 2025	$	%
Cash and cash equivalents	$336,880	$281,989	$54,891	19.5%
Accounts receivable, net	$103,703	$95,907	$7,796	8.1%
DSO (1)	14.9	12.4
Accounts payable	$374,824	$363,565	$11,259	3.1%

(1)Based on period end accounts receivable and net revenue for the quarters ended March 31, 2026 and December 31, 2025. Excluding the impact of the Amended Receivables Sale Program, DSO would have been 36.1 and 29.8 as of March 31, 2026 and December 31, 2025.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Net cash provided by (used for):
Operating activities from continuing operations	$(50,077)	$31,478
Operating activities from discontinued operations	—	(66,544)
Operating activities	(50,077)	(35,066)
Investing activities from continuing operations	53,925	(31,648)
Investing activities from discontinued operations	—	(16,552)
Investing activities	53,925	(48,200)
Financing activities from continuing operations	51,084	95,851
Financing activities from discontinued operations	—	(3,073)
Financing activities	51,084	92,778
Effect of exchange rate changes	(41)	542
Net increase in cash and cash equivalents	$54,891	$10,054

Cash used for operating activities in the first three months of 2026 reflected a net loss and unfavorable changes in working capital, including $20 million in payments related to professional and closing costs of the P&HS Sale, a $19 million tax payment as described in Note 7 in the Notes to Condensed Consolidated Financial Statements and payments of teammate incentives. Cash used for operating activities in the first three months of 2025 reflected a net loss, unfavorable changes in working capital and cash used from discontinued operations of $67 million. Unfavorable working capital is typical during the first quarter of the year due to the nature of our business and the annual payment of teammate incentives.

Cash used for investing activities in the first three months of 2026 included capital expenditures of $42 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, offset by $96 million in proceeds from sales of patient service equipment and other fixed assets including $82 million in proceeds from sales as a result of the Payor contract termination. Cash used for investing activities in the first three months of 2025 included capital expenditures of $48 million, primarily for patient service equipment and $17 million in cash used from discontinued operations, offset by $17 million in proceeds from sales of patient service equipment.

Cash provided by financing activities in the first three months of 2026 included net borrowings of $52 million under our Revolving Credit Facility. Cash provided by financing activities in the first three months of 2025 included net borrowings of $98 million under our Revolving Credit Facility.

Capital Resources. Our primary sources of liquidity include cash and cash equivalents, our Amended Receivables Sale Program, and our Revolving Credit Agreement. These funds are used to meet our cash obligations which primarily consist of debt service costs, capital expenditures including patient service equipment, inventory purchases, teammate costs, and other operating and non-operating costs.

On December 31, 2025, we entered into an Amended and Restated Receivables Purchase Agreement (the Amended Receivables Sale Program) with persons from time to time party thereto, as Purchasers, PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $150 million are sold, on a limited-recourse basis, to the Purchasers in exchange for cash. Transactions under this agreement are accounted for as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets.

Total accounts receivable sold under the Amended Receivables Sale Program were $246 million during the three months ended March 31, 2026. We collected $231 million of the sold accounts receivable during the three months ended March 31, 2026. The losses on sale of accounts receivable recorded in SG&A were $1.5 million for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025 there was a total of $148 million and $134 million of uncollected accounts receivable sold and removed from our consolidated balance sheet under the Amended Receivables Sale Program.

The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $837 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.

At March 31, 2026 and December 31, 2025, we had $255 million and $204 million in outstanding borrowings on our Revolving Credit Agreement. At March 31, 2026 and December 31, 2025 we had letters of credit, which reduce Revolving Credit Agreement availability, totaling $29 million and $30 million, leaving $166 million and $217 million available for borrowing.

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

The Revolving Credit Agreement, the Credit Agreement, the Amended Receivables Sale Program, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2026.

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

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans. During the three months ended March 31, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19. The timing and amount of future common stock repurchases will depend on various factors, including our capital structure, available liquidity, market conditions, regulatory considerations and opportunities for growth.

We believe cash generated by operating activities, including available cash proceeds from the Amended Receivables Sale Program, available financing sources inclusive of the Balance Sheet Optimization Transaction expected to be completed during the second quarter of 2026, and borrowings under the Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 13 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2026.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	our ability to successfully separate from the P&HS business;
●	our ability to successfully transition off of transition services timely;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;

●	our dependence on certain vendors, suppliers and third-parties;
●	our ability to successfully identify, close, manage or integrate acquisitions;
●	our ability to successfully implement our strategic initiatives;
●	our ability to successfully complete the Balance Sheet Optimization Transaction;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	uncertainties related to reimbursement qualification for non-invasive ventilation products;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any products, or safety risks or the discovery of serious safety issues with the products we sell;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to meet the terms to qualify for supplier incentives;
●	our ability to avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
●	the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;

●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through March 31, 2026, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through March 31, 2026, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through March 31, 2026, there have been no material changes in the risk factors described in such Annual Report.

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

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
July 1-July 31, 2025	—	$—	—	$93,360
August 1-August 31, 2025	—	$—	—	$93,360
September 1-September 30, 2025	—	$—	—	$93,360
October 1-October 31, 2025	—	$—	—	$93,360
November 1-November 30, 2025	1,129	$3.10	1,129	$89,860
December 1-December 31, 2025	—	$—	—	$89,860
January 1-January 31, 2026	—	$—	—	$89,860
February 1-February 28, 2026	—	$—	—	$89,860
March 1-March 31, 2026	—	$—	—	$89,860
Total (3)	1,955		1,955

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million. The program expires in February 2027. Under the program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions and 10b5-1 trading plans.
(2)	During the period from February 26, 2025 (the date the share repurchase program was authorized) through March 31, 2026, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.
(3)	Represents the period from February 26, 2025 (the date the share repurchase program was authorized) through March 31, 2026.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits
3.1	Composite Amended and Restated Articles of Incorporation of Accendra Health, Inc. – filed herewith

10.1	Form of 2026 cash settled Performance Unit Award Agreement – filed herewith**

10.2	Form of 2026 share settled Performance Unit Award Agreement – filed herewith**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accendra Health, Inc.
(Registrant)

Date: May 11, 2026	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: May 11, 2026	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer