Form 10-Q
period 2026-06-30
ACCENDRA HEALTH INC/VA/
filed 2026-08-10
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the Company’s common stock outstanding as of June 30, 2026 was 76,904,704 shares.

Accendra Health, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net revenue	$613,234	$681,917	$1,241,014	$1,355,801
Operating costs and expenses:
Cost of net revenue	349,827	357,315	699,579	711,957
Selling, general and administrative expenses	243,560	267,853	498,786	530,223
Transaction breakage fee	—	80,000	—	80,000
Acquisition-related charges and intangible amortization	29,229	13,918	58,458	37,374
Exit and realignment charges, net	25,768	2,541	2,216	16,166
Total operating costs and expenses	648,384	721,627	1,259,039	1,375,720
Operating loss	(35,150)	(39,710)	(18,025)	(19,919)
Interest expense, net	34,539	26,009	66,887	50,223
Loss on modification and extinguishment of debt	17,296	—	17,296	—
Transaction financing fees, net	—	18,288	—	18,288
Other expense, net	643	942	1,665	1,917
Loss from continuing operations before income taxes	(87,628)	(84,949)	(103,873)	(90,347)
Income tax provision (benefit)	1,442	(1,127)	(8,336)	(2,715)
Loss from continuing operations, net of tax	(89,070)	(83,822)	(95,537)	(87,632)
Loss from discontinued operations, net of tax	—	(785,236)	—	(806,408)
Net loss	$(89,070)	$(869,058)	$(95,537)	$(894,040)

Basic loss per common share:
Loss from continuing operations, net of tax	$(1.16)	$(1.09)	$(1.25)	$(1.14)
Loss from discontinued operations, net of tax	—	(10.21)	—	(10.46)
Net loss	$(1.16)	$(11.30)	$(1.25)	$(11.60)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(1.16)	$(1.09)	$(1.25)	$(1.14)
Loss from discontinued operations, net of tax	—	(10.21)	—	(10.46)
Net loss	$(1.16)	$(11.30)	$(1.25)	$(11.60)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(89,070)	$(869,058)	$(95,537)	$(894,040)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1)	14,773	(146)	20,730
Change in unrecognized net periodic pension costs	32	88	65	883
Change in gains and losses on derivative instruments	(284)	(869)	(85)	(2,488)
Total other comprehensive (loss) income, net of tax	(253)	13,992	(166)	19,125
Comprehensive loss	$(89,323)	$(855,066)	$(95,703)	$(874,915)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2026	2025
Assets
Current assets
Cash and cash equivalents	$7,651	$281,989
Accounts receivable, net	120,082	95,907
Inventories, net	73,345	74,435
Other current assets	70,371	95,540
Total current assets	271,449	547,871
Patient service equipment and other fixed assets, net of accumulated depreciation and amortization of $196,257 and $207,595	208,666	256,161
Operating lease assets	97,008	109,099
Goodwill	1,228,140	1,228,140
Intangible assets, net	78,007	136,465
Other assets, net	224,142	174,025
Total assets	$2,107,412	$2,451,761
Liabilities and (deficit) equity
Current liabilities
Accounts payable	$352,798	$363,565
Accrued payroll and related liabilities	41,832	69,426
Current portion of long-term debt	—	250,000
Other current liabilities	271,586	264,084
Total current liabilities	666,216	947,075
Long-term debt, excluding current portion	1,718,063	1,799,876
Operating lease liabilities, excluding current portion of $38,397 and $43,272	63,235	70,317
Other liabilities	210,836	95,471
Total liabilities	2,658,350	2,912,739
Commitments and contingencies
(Deficit) equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,905 shares and 76,388 shares	153,809	152,777
Paid-in capital	471,594	466,882
Accumulated deficit	(1,175,290)	(1,079,752)
Accumulated other comprehensive loss	(1,051)	(885)
Total deficit	(550,938)	(460,978)
Total liabilities and deficit	$2,107,412	$2,451,761

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(95,537)	$(894,040)
Loss from discontinued operations, net of tax	—	806,408
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	127,442	85,888
Share-based compensation expense	7,094	9,293
Deferred income tax (benefit) provision	(45,489)	8,789
Changes in operating lease right-of-use assets and lease liabilities	135	744
Gain from sale and dispositions of patient service equipment	(58,779)	(9,322)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,175)	21,891
Inventories	1,090	(1,646)
Accounts payable	6,772	(4,739)
Net change in other assets and liabilities	(1,403)	(56,441)
Other, net	6,767	5,058
Cash provided by operating activities from discontinued operations	—	30,661
Cash (used for) provided by operating activities	(76,083)	2,544
Investing activities:
Additions to patient service equipment ($85,139 and $101,744) and other fixed assets	(89,232)	(103,416)
Proceeds from sale of patient service equipment	111,718	35,004
Additions to computer software	(1,906)	(3,877)
Other, net	2,100	(1,910)
Cash used for investing activities from discontinued operations	—	(26,918)
Cash provided by (used for) investing activities	22,680	(101,117)
Financing activities:
Borrowings under Revolving Credit Agreement	548,600	1,630,184
Repayments under Revolving Credit Agreement	(752,100)	(1,495,184)
Proceeds from debt issuance	1,237,315	—
Repayments of debt	(1,237,315)	—
Financing costs paid	(16,791)	—
Repurchase of common stock	—	(6,656)
Other, net	(603)	(178)
Cash used for financing activities from discontinued operations	—	(3,689)
Cash (used for) provided by financing activities	(220,894)	124,477
Effect of exchange rate changes on cash and cash equivalents	(41)	1,801
Net (decrease) increase in cash and cash equivalents	(274,338)	27,705
Cash and cash equivalents at beginning of period	281,989	49,382
Cash and cash equivalents at end of period	$7,651	$77,087
Supplemental disclosure of cash flow information:
Income taxes paid, net	$19,604	$5,458
Interest paid	$79,324	$65,845
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$52,684	$73,437

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in (Deficit) Equity

(unaudited)

		Common			Accumulated
	Common	Stock		(Accumulated Deficit)	Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	Earnings	Loss	(Deficit) Equity
Balance, December 31, 2025	76,388	$152,777	$466,882	$(1,079,752)	$(885)	$(460,978)
Net loss	—	—	—	(6,468)	—	(6,468)
Other comprehensive income	—	—	—	—	87	87
Share-based compensation expense, exercises and other	196	390	2,204	—	—	2,594
Balance, March 31, 2026	76,584	153,167	469,086	(1,086,220)	(798)	(464,765)
Net loss	—	—	—	(89,070)	—	(89,070)
Other comprehensive loss	—	—	—	—	(253)	(253)
Share-based compensation expense, exercises and other	321	642	2,508	—	—	3,150
Balance, June 30, 2026	76,905	$153,809	$471,594	$(1,175,290)	$(1,051)	$(550,938)

Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	154,439	459,731	1,020	(44,211)	570,979
Net loss	—	—	—	(869,058)	—	(869,058)
Other comprehensive income	—	—	—	—	13,992	13,992
Share-based compensation expense, exercises and other	630	1,260	6,970	—	—	8,230
Shares repurchased and retired	(653)	(1,306)	—	(3,847)	—	(5,153)
Balance, June 30, 2025	77,197	$154,393	$466,701	$(871,885)	$(30,219)	$(281,010)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The unaudited condensed consolidated financial statements include the accounts of Accendra Health, Inc. (f/k/a Owens & Minor, Inc.) and the subsidiaries it controls (collectively, the Company, we, us, or our) and contain all adjustments necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. Our continuing operations’ business activities comprise a single operating and reporting segment. This determination is in accordance with ASC 280, Segment Reporting.

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

Accounts Receivable, Net. Due to the nature of our industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim amount or account review.

Included in accounts receivable were earned but unbilled receivables of $33 million as of June 30, 2026 and $30 million as of December 31, 2025. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Proceeds from the sales of accounts receivable were recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net in the condensed consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable, net within cash (used for) provided by operating activities in the condensed consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $496 million and $840 million during the three and six months ended June 30, 2025, approximately $99 million and $168 million of which related to continuing operations. We collected $495 million and $704 million of the sold accounts receivable during the three and six months ended June 30, 2025, approximately $99 million and $141 million of which related to continuing operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general, and administrative expenses (SG&A) in the condensed consolidated statements of operations were $0.6 million and $1.1 million for the three and six months ended June 30, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold were settled on December 31, 2025.

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

Total accounts receivable sold under the Amended Receivables Sale Program were $221 million and $466 million during the three and six months ended June 30, 2026. We collected $239 million and $470 million of the sold accounts receivable during the three and six months ended June 30, 2026. The losses on sales of accounts receivable recorded in SG&A were $1.8 million and $3.3 million for the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, there was a total of $130 million and $134 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheets under the Amended Receivables Sale Program.

Retirement Plan. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (U.S. Retirement Plan). As of June 30, 2026 and December 31, 2025, the accumulated benefit obligation of the U.S. Retirement Plan was $30 million and $31 million.

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

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $4.4 million and $37 million for the three and six months ended June 30, 2026 and $61 million and $121 million for the three and six months ended June 30, 2025.

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements were $482 million and $963 million for the three and six months ended June 30, 2026 and $511 million and $1.0 billion for the three and six months ended June 30, 2025. Rental revenues inclusive of amounts recognized under capitation arrangements were $132 million and $278 million for the three and six months ended June 30, 2026 and $171 million and $341 million for the three and six months ended June 30, 2025.

The following table summarizes net revenue by product category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Diabetes	$198,820	$191,056	$384,606	$378,416
Sleep therapy	148,575	181,622	315,497	363,481
Home respiratory therapy	90,996	109,526	188,175	218,132
Ostomy	55,675	51,893	107,011	101,392
Wound care	40,193	46,822	79,595	93,468
Urology	31,295	28,696	61,085	56,839
Other	47,680	72,302	105,045	144,073
Net revenue	$613,234	$681,917	$1,241,014	$1,355,801

The following table summarizes net revenue by payor type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Commercial payors (1)	$478,207	$550,828	$971,412	$1,094,356
Medicare	128,206	121,724	253,922	242,054
Medicaid	6,821	9,365	15,680	19,391
Net revenue	$613,234	$681,917	$1,241,014	$1,355,801

(1) Commercial payors includes revenue from Medicare Advantage plans.

Cost of Net Revenue. Cost of net revenue includes the cost of products sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment. Cost of products sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $8.5 million and $19 million for the three and six months ended June 30, 2026 and $14 million and $26 million for the three and six months ended June 30, 2025.

The following table summarizes cost of net revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of products sold	$311,511	$319,517	$626,903	$636,906
Patient service equipment depreciation	32,995	31,883	61,884	63,566
Other costs	5,321	5,915	10,792	11,485
Cost of net revenue	$349,827	$357,315	$699,579	$711,957

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. For the three and six months ended June 30, 2026, we incurred no acquisition-related charges. For the three and six months ended June 30, 2025, we incurred $6.4 million and $22 million of acquisition-related charges. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions.

Other Liabilities. Other liabilities include $115 million of principal recapture resulting from our Balance Sheet Optimization Transaction, as defined and described in Note 5. The principal recapture liability does not represent a cash settled obligation and will be amortized ratably through the life of the Secured Notes, as defined and described in Note 5, through interest expense, net.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. When a quantitative goodwill test is performed, the estimated fair value of our reporting unit is determined with the use of unobservable inputs (Level 3). The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 5 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 6 for the fair value of derivatives.

Note 2—Discontinued Operations

As described in Note 1, in accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Accordingly, the results of operations from our P&HS business are reported in the accompanying condensed consolidated statements of operations as loss from discontinued operations, net of tax for the three and six months ended June 30, 2025. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

On December 31, 2025, we received cash proceeds of $342 million and recorded a $20 million investment for a 5% retained equity interest, which was recorded in other assets, net on our condensed consolidated balance sheet as of December 31, 2025. Net proceeds of $324 million from the P&HS Sale, net of cash sold, reflect $342 million of cash proceeds received and $18 million of P&HS cash conveyed. The final purchase price will be determined subsequent to the completion of the sale to reflect adjustments in accordance with the Purchase Agreement, including final net working capital adjustments. As of December 31, 2025, we estimated a purchase price adjustment receivable of approximately $12 million to $15 million, which was recorded within other current assets on our condensed consolidated balance sheet. Subsequent changes in fair value will be recorded within discontinued operations.

We have agreed to reimburse the Purchaser and its affiliates for 80% of certain costs incurred in connection with the separation of P&HS from the Company’s retained business, subject to an aggregate cap of $65 million. We will be obligated to reimburse the Purchaser for any such costs incurred after December 31, 2025, except that such reimbursements did not and will not need to be paid: (1) in advance of April 1, 2026; (2) for amounts in excess of $15 million prior to October 1, 2026, or (3) for amounts in excess of $55 million prior to January 1, 2027. During the three and six months ended June 30, 2026, we incurred $17 million and $35 million in separation costs to be reimbursed to the Purchaser which are recorded within exit and realignment charges, net on our condensed consolidated statement of operations and within accounts payable and other current liabilities on our condensed consolidated balance sheet.

We and the Purchaser provide certain transition services to the other party pursuant to a certain customary transition services agreement (TSA). Pursuant to the terms of the TSA, we have agreed that, in certain circumstances, we may be obligated to provide up to $115 million in credit support to the P&HS business. The TSA includes customary services including information technology support and is anticipated to be substantially completed within two years of the P&HS Sale, with some services being completed by December 31, 2026. During the three and six months ended June 30, 2026, we have incurred $7.7 million and $16 million in net fees for services received and for services provided under the TSA which are recorded within SG&A on our condensed consolidated statement of operations. During the six months ended June 30, 2026, we exited certain TSA activities and replaced them with internal capabilities. We expect to continue to exit certain TSA activities and replace with internal capabilities throughout the remainder of 2026.

The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Net revenue	$1,979,810	$3,937,974
Cost of goods sold	1,779,250	3,530,643
Gross profit	200,560	407,331
Distribution, selling, and administrative expenses	208,114	409,355
Acquisition-related charges and intangible amortization	6,331	12,549
Exit and realignment charges, net	14,990	32,591
Goodwill impairment charge	106,389	106,389
Loss on classification to held for sale	649,140	649,140
Other operating expense, net	3,329	4,706
Operating loss	(787,733)	(807,399)
Interest expense, net	10,447	20,192
Other expense	265	530
Loss from discontinued operations before income taxes	(798,445)	(828,121)
Income tax benefit for discontinued operations	(13,209)	(21,713)
Loss from discontinued operations, net of tax	$(785,236)	$(806,408)

Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $496 million and $840 million during the three and six months ended June 30, 2025, approximately $397 million and $672 million of which related to discontinued operations. We collected $495 million and $704 million of the sold accounts receivable during the three and six months ended June 30, 2025, approximately $396 million and $563 million of which related to discontinued operations. The losses on sales of accounts receivable were $3.1 million and $5.2 million for the three and six months ended June 30, 2025, $2.5 million and $4.1 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations. As of December 31, 2025, there was no uncollected accounts receivable sold and removed from our consolidated balance sheet related to discontinued operations.

Note 3—Goodwill and Intangible Assets, Net

At June 30, 2026 and December 31, 2025, we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

Intangible assets, net subject to amortization at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$11,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(3,208)	(78,403)	(32,682)	(76,472)	(71,081)	(29,282)
Intangible assets, net	$8,092	$64,597	$5,318	$55,828	$71,919	$8,718
Weighted average useful life	15 years	10 years	6 years	6 years	10 years	6 years

Amortization expense for intangible assets was $29 million and $58 million for the three and six months ended June 30, 2026 and $7.6 million and $15 million for the three and six months ended June 30, 2025. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with a commercial Payor. As of June 30, 2026, this customer relationship intangible asset has been fully amortized and removed from our condensed consolidated balance sheet.

As of June 30, 2026, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense was as follows:

Year
2026 (remainder)	$9,664
2027	13,872
2028	11,953
2029	11,953
2030	11,953
Thereafter	18,612
Total future amortization	$78,007

Note 4—Exit and Realignment Charges, Net

We incur exit and realignment and other charges associated with optimizing our operations which include IT strategic initiatives and other strategic actions, professional fees, severance and other costs to streamline functions and enhance processes and separation costs. Separation costs primarily consist of professional fees including costs reimbursable to the Purchaser as described below and other wind-down costs incurred after the sale of the P&HS business. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

Exit and realignment charges, net were $26 million and $2.2 million for the three and six months ended June 30, 2026 and $2.5 million and $16 million for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026 exit and realignment charges, net included a $0.6 million loss and $(51) million gain on sales of patient service equipment in connection with the contract termination with a commercial Payor and P&HS Sale separation costs. During the six months ended June 30, 2025 exit and realignment charges, net also include a provision to accounts receivable related to our Fusion5 business which was in the process of being wound down.

As a result of the sale of our P&HS business, we have incurred $17 million and $35 million in reimbursable separation costs during the three and six months ended June 30, 2026. We expect to incur up to $65 million in exit and realignment costs associated with reimbursement to the Purchaser for certain future separation costs incurred by the Purchaser, as described in Note 2.

The following table summarizes the activity related to exit and realignment cost accruals, which are generally classified as other current liabilities or accounts payable in our condensed consolidated balance sheets, through June 30, 2026 and 2025:

Total
Accrued exit and realignment costs, December 31, 2025	$4,644
Provision for exit and realignment activities:
P&HS Sale separation costs	21,981
Professional fees	378
IT and other strategic initiatives	1,990
Cash payments	(2,294)
Accrued exit and realignment costs, March 31, 2026	26,699
Provision for exit and realignment activities:
P&HS Sale separation costs	21,841
Professional fees	2,128
IT and other strategic initiatives	1,014
Cash payments	(17,150)
Accrued exit and realignment costs, June 30, 2026	$34,532

Accrued exit and realignment costs, December 31, 2024	$6,732
Provision for exit and realignment activities:
Professional fees	6,176
IT strategic initiatives and other	304
Cash payments	(7,516)
Accrued exit and realignment costs, March 31, 2025	5,696
Provision for exit and realignment activities:
Professional fees	1,916
IT strategic initiatives and other	192
Cash payments	(6,119)
Accrued exit and realignment costs, June 30, 2025	$1,685

In addition to the exit and realignment accruals in the preceding table and the $0.6 million loss and $(51) million gain on sales of patient service equipment, we also incurred $0.2 million and $4.2 million of costs that were expensed as incurred during the three and six months ended June 30, 2026, which primarily related to P&HS Sale separation costs and $0.4 million and $7.6 million of costs that were expensed as incurred for the three and six months ended June 30, 2025, which primarily related to wind-down costs of Fusion5.

Note 5—Debt

Debt, net of unamortized deferred financing costs, as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$—	$—	$324,647	$321,356
Revolving Credit Agreement	—	—	203,500	203,500
4.500% Senior Notes, due March 2029	338	273	475,077	327,261
Term Loan B	503,799	483,217	502,489	492,159
6.625% Senior Notes, due April 2030	4,170	2,371	544,163	348,901
9.000% Senior Secured Notes, due June 2032	519,537	501,918	—	—
9.750% Senior Secured Notes, due June 2033	690,219	475,801	—	—
Total debt	1,718,063	1,463,580	2,049,876	1,693,177
Less current maturities, including anticipated repayments	—	—	(250,000)	(250,000)
Long-term debt	$1,718,063	$1,463,580	$1,799,876	$1,443,177

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provided for two credit facilities: (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The Term Loan A was extinguished on June 15, 2026 as described below. The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate, as defined in the Credit Agreement. The Term Loan B matures in March 2029 and has $511 million of principal outstanding excluding unamortized deferred financing costs as of June 30, 2026.

In June 2026, we exchanged and/or extended a substantial portion of our debt (the Balance Sheet Optimization Transaction). In exchange (the Exchange Offers) for our outstanding 4.500% Senior Notes due 2029 (the 2029 Notes) and 6.625% Senior Notes due 2030 (the 2030 Notes and together with the 2029 Notes, the Unsecured Notes), we offered (i) newly issued 9.000% Senior Secured First Lien Notes due 2032 (the 2032 Notes) to holders that participated in the new money issuance of the First Lien Notes and (ii) newly issued 9.750% Senior Secured Second Lien Notes due 2033 (the 2033 Notes, and together with the 2032 Notes, the Secured Notes).

In connection with the Exchange Offers for the 2029 Notes, we offered $326 million in aggregate principal amount of the newly issued 2032 Notes for cash. The Secured Notes were issued and guaranteed on a senior secured basis by the Company’s existing and future wholly owned domestic subsidiaries (including each subsidiary guarantor of the Unsecured Notes), subject to certain exceptions. The 2032 Notes were used to extinguish the $326 million in outstanding principal on the Term Loan A.

At the expiration of the Exchange Offers, $478 million in aggregate principal amount of 2029 Notes were tendered and $548 million in aggregate principal amount of 2030 Notes were tendered and cancelled representing approximately 99.9% and 99.2% of the principal outstanding. Following such cancellation, and as of June 30, 2026, $0.3 million in aggregate principal amount of the 2029 Notes and $4.2 million in aggregate principal amount of the 2030 Notes remain outstanding. The Unsecured Notes are effectively subordinated to any of our secured indebtedness, including the Secured Notes and outstanding indebtedness under our credit agreements. The Exchange Offers of the Unsecured Notes for Secured Notes have been accounted for as a modification of debt in accordance with ASC 470, Debt.

The 2032 Notes bear interest at a rate of 9.000% per year, payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing December 15, 2026. We may redeem at any time and from time to time, all or part of the 2032 Notes, prior to June 15, 2029, at a price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the First Lien Indenture. On and after June 15, 2029, we may redeem all or part of the 2032 Notes at the applicable redemption prices described in the First Lien Indenture.

The 2032 Notes will mature in June 2032 and have $539 million of principal outstanding excluding unamortized deferred financing costs as of June 30, 2026.

The 2033 Notes bear interest at a rate of 9.750% per year, payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing December 15, 2026. We may redeem at any time and from time to time, all or part of the 2033 Notes, prior to June 15, 2029, at a price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Second Lien Indenture. On and after June 15, 2029, we may redeem all or part of the 2033 Notes at the applicable redemption prices described in the Second Lien Indenture.

The 2033 Notes will mature in June 2033 and have $698 million of principal outstanding excluding unamortized deferred financing costs as of June 30, 2026.

The completion of the Balance Sheet Optimization Transaction resulted in a loss on modification and extinguishment of debt of $17 million, including $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs.

On June 15, 2026, we entered into an amendment, extending the maturity date to January 2030 with potential springing maturities, the earliest being December 2028, to our revolving credit agreement, dated as of March 10, 2021 and with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (Revolving Credit Agreement). The amendment decreased the aggregate revolving credit commitments under the Revolving Credit Agreement by $150 million, to an aggregate amount of $300 million.

At June 30, 2026, we had no outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduce Revolving Credit Agreement availability, totaling $29 million, leaving $271 million available for borrowing.

At December 31, 2025, we had $204 million in outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduce Revolving Credit Agreement availability, totaling $30 million, leaving $217 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the 2032 Notes and the 2033 Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2026.

As of June 30, 2026, future principal payments due under our debt agreements were as follows:

Year
2026 (remainder)	$—
2027	—
2028	—
2029	511,338
2030	4,170
2031	—
2032	539,250
2033	698,065

There are no current maturities at June 30, 2026.

Note 6—Derivatives

We are directly and indirectly affected by changes in interest rates, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.

We voluntarily terminated our interest rate swap in May 2026, which resulted in a cash receipt of $1.4 million, net of fees and the removal of the derivative asset from our condensed consolidated balance sheet. At the time of the termination, the total amount of gain deferred in accumulated other comprehensive income (AOCI) related to the terminated interest rate swap was $1.5 million which will be reclassified into earnings as an adjustment to interest expense, net when the originally hedged interest payments affect earnings. We expect the full AOCI derivative amount to be reclassified into earnings through March 2027.

The following table summarizes the terms and fair value of our outstanding cash flow hedge as of December 31, 2025:

December 31, 2025
Notional Amount	$250,000
Derivative Assets Fair Value	$1,338
Derivative Liabilities Fair Value	$—
Maturity Date	March 2027
Classification	Other assets, net

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$25	$(243)	$816	$(1,321)
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total Amount of Expense Line Items Presented in the Condensed Consolidated Statements of Operations in Which the Effects are Recorded	$34,539	$26,009	$66,887	$50,223
Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	$408	$931	$930	$2,040

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

Note 7—Income Taxes

The effective tax rate was (1.6)% and 8.0% for the three and six months ended June 30, 2026, compared to 1.3% and 3.0% for the three and six months ended June 30, 2025. The change in these rates was primarily from changes in results of operations, primarily due to the tax impact of the completion of the Balance Sheet Optimization Transaction in the second quarter of 2026, and the tax treatment associated with the $80 million transaction breakage fee recorded in the second quarter of 2025.

The liability for unrecognized tax benefits was $33 million and $49 million at June 30, 2026 and December 31, 2025. Included in the liability at June 30, 2026 and December 31, 2025 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The deferred tax asset balance within other assets, net on our condensed consolidated balance sheet was $135 million and $78 million at June 30, 2026 and December 31, 2025.

On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the U.S. in connection with the sourcing of products by our former foreign subsidiaries for sale in the U.S. by our former domestic subsidiaries. These former foreign and domestic subsidiaries were sold as part of the P&HS Sale. The transfer pricing methodology was consistently applied for all years subject to the NOPAs and 2019 into 2022, but is no longer employed.

In June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years, including interest. The uncertain tax position for these years and related accrued interest have been remeasured to reflect the final amount to be paid. This matter does not impact any tax years subsequent to 2022. In March 2026, we paid $19 million to the IRS to settle the 2015 through 2018 audit years, inclusive of $5.8 million of accrued interest. As of June 30, 2026, the remaining amount owed associated with the transfer pricing matter was $16 million, which includes $5.3 million of interest accrued on the matter through June 30, 2026. The balance sheet classification and amount owed may be subject to change depending on the timing of a final assessment from the IRS for the 2019-2022 audit years.

On July 4, 2025, the U.S. Congress enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation including modification to limitations on deductions for interest expense and accelerated fixed asset depreciation. We expect the legislation to decrease future U.S. cash taxes with no material impact to the effective tax rate.

Note 8—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss from continuing operations, net of tax	$(89,070)	$(83,822)	$(95,537)	$(87,632)
Loss from discontinued operations, net of tax	—	(785,236)	—	(806,408)
Net loss	$(89,070)	$(869,058)	$(95,537)	$(894,040)

Weighted average shares outstanding - basic	76,695	76,935	76,638	77,102
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	76,695	76,935	76,638	77,102

Basic loss per common share:
Loss from continuing operations, net of tax	$(1.16)	$(1.09)	$(1.25)	$(1.14)
Loss from discontinued operations, net of tax	—	(10.21)	—	(10.46)
Net loss	$(1.16)	$(11.30)	$(1.25)	$(11.60)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(1.16)	$(1.09)	$(1.25)	$(1.14)
Loss from discontinued operations, net of tax	—	(10.21)	—	(10.46)
Net loss	$(1.16)	$(11.30)	$(1.25)	$(11.60)

Share-based awards of approximately 1.1 million and 1.2 million for the three and six months ended June 30, 2026 and 2.5 million and 2.2 million for the three and six months ended June 30, 2025 were excluded from the calculation of diluted loss per common share as the effect would be anti-dilutive.

Note 9—Shareholders’ Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program.

During the three and six months ended June 30, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2026 and 2025:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2026	$(1,843)	$(145)	$1,190	$(798)
Other comprehensive income (loss) before reclassifications	43	(1)	25	67
Income tax	(11)	—	(7)	(18)
Other comprehensive income (loss) before reclassifications, net of tax	32	(1)	18	49
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(408)	(408)
Income tax	—	—	106	106
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(302)	(302)
Other comprehensive income (loss)	32	(1)	(284)	(253)
Accumulated other comprehensive (loss) income, three months ended June 30, 2026	$(1,811)	$(146)	$906	$(1,051)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2025	$(4,975)	$(42,142)	$2,906	$(44,211)
Other comprehensive income (loss) before reclassifications	—	14,773	(243)	14,530
Income tax	—	—	63	63
Other comprehensive income (loss) before reclassifications, net of tax	—	14,773	(180)	14,593
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(931)	(811)
Income tax	(32)	—	242	210
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	88	—	(689)	(601)
Other comprehensive income (loss)	88	14,773	(869)	13,992
Accumulated other comprehensive (loss) income, three months ended June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2025	$(1,876)	$—	$991	$(885)
Other comprehensive income (loss) before reclassifications	87	(146)	816	757
Income tax	(22)	—	(213)	(235)
Other comprehensive income (loss) before reclassifications, net of tax	65	(146)	603	522
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(930)	(930)
Income tax	—	—	242	242
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(688)	(688)
Other comprehensive income (loss)	65	(146)	(85)	(166)
Accumulated other comprehensive (loss) income, June 30, 2026	$(1,811)	$(146)	$906	$(1,051)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	953	20,730	(1,321)	20,362
Income tax	(247)	—	343	96
Other comprehensive income (loss) before reclassifications, net of tax	706	20,730	(978)	20,458
Amounts reclassified from accumulated other comprehensive income (loss)	240	—	(2,040)	(1,800)
Income tax	(63)	—	530	467
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	177	—	(1,510)	(1,333)
Other comprehensive income (loss)	883	20,730	(2,488)	19,125
Accumulated other comprehensive (loss) income, June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of June 30, 2026 for currently pending matters considered probable of loss is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 13—Recent Accounting Pronouncements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for disclosure of recent accounting pronouncements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale of Products & Healthcare Services Business

On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our Products & Healthcare Services (P&HS) business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (Purchaser Parent), to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our condensed consolidated balance sheets.

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

Loss from continuing operations per common share was $(1.16) for the three months ended June 30, 2026 as compared to $(1.09) for the three months ended June 30, 2025. Our financial results for the three months ended June 30, 2026 as compared to the prior year were impacted by a decrease in net revenue of $69 million, an increase in exit and realignment charges, net of $23 million, a $17 million loss on modification and extinguishment of debt, and an increase in acquisition-related charges and intangible amortization of $15 million, partially offset by prior year expenses that did not recur in the current year period, including the transaction breakage fee of $80 million and transaction financing fees, net of $18 million, and lower selling, general, and administrative expenses (SG&A) of $24 million.

Loss from continuing operations per common share was $(1.25) for the six months ended June 30, 2026 as compared to $(1.14) for the six months ended June 30, 2025. Our financial results for the six months ended June 30, 2026 as compared to prior year were impacted by a decrease in net revenue of $115 million, an increase in acquisition-related charges and intangible amortization of $21 million, and a $17 million loss on modification and extinguishment of debt, partially offset by prior year expenses that did not recur in the current year period, including the transaction breakage fee of $80 million and transaction financing fees, net of $18 million, lower SG&A of $31 million and lower exit and realignment charges, net of $14 million.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Balance Sheet Optimization Transaction

In June 2026, we exchanged and/or extended a substantial portion of our debt (the Balance Sheet Optimization Transaction). In exchange (the Exchange Offers) for our outstanding 4.500% Senior Notes due 2029 (the 2029 Notes) and 6.625% Senior Notes due 2030 (the 2030 Notes, and together with the 2029 Notes, the Unsecured Notes), we offered (i) newly issued 9.000% Senior Secured First Lien Notes due 2032 (the 2032 Notes) to holders that participated in the new money issuance of the First Lien Notes and (ii) newly issued 9.750% Senior Secured Second Lien Notes due 2033 (the 2033 Notes, and together with the 2032 Notes, the Secured Notes).

In connection with the Exchange Offers for the 2029 Notes, we offered $326 million in aggregate principal amount of the newly issued 2032 Notes for cash. The Secured Notes were issued and guaranteed on a senior secured basis by the Company’s existing and future wholly owned domestic subsidiaries (including each subsidiary guarantor of the Unsecured Notes), subject to certain exceptions. The 2032 Notes were used to extinguish the $326 million in outstanding principal on the Term Loan A.

At the expiration of the Exchange Offers, $478 million in aggregate principal amount of 2029 Notes were tendered and $548 million in aggregate principal amount of 2030 Notes were tendered and cancelled, representing approximately 99.9% and 99.2% of the principal outstanding. Following such cancellation, and as of June 30, 2026, $0.3 million in aggregate principal amount of the 2029 Notes and $4.2 million in aggregate principal amount of the 2030 Notes remain outstanding. The Unsecured Notes are effectively subordinated to any of our secured indebtedness, including the Secured Notes and outstanding indebtedness under our credit agreements. The Exchange Offers of the Unsecured Notes for Secured Notes have been accounted for as a modification of debt in accordance with ASC 470, Debt.

The 2032 Notes will mature in June 2032 and have $539 million of principal outstanding excluding unamortized deferred financing costs as of June 30, 2026. The 2033 Notes will mature in June 2033 and have $698 million of principal outstanding excluding unamortized deferred financing costs as of June 30, 2026.

The completion of the Balance Sheet Optimization Transaction resulted in a loss on modification and extinguishment of debt of $17 million, including $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs.

Contract Termination with a Commercial Payor and Equipment Sales

A commercial Payor, with which we had multiple separately managed contracts, has terminated certain of our contracts with them. This termination resulted in minimal impacts to our operating income for the year ended December 31, 2025, as the transitions of agreements and services started late in the fourth quarter of 2025. Such transitions of agreements and services were completed throughout the first half of 2026. The terminated portion of this relationship reflected $37 million, or 3%, of our net revenue, including nearly all of our capitation revenue, for the six months ended June 30, 2026. There was no related revenue for the three months ended June 30, 2026.

In connection with this contract termination, we sold $2.9 million and $85 million of patient service equipment during the three and six months ended June 30, 2026, which resulted in a $0.6 million loss and a $(51) million gain on sales of patient service equipment within exit and realignment charges, net on our condensed consolidated statements of operations. The proceeds from the sales are reflected within the proceeds from sale of patient service equipment line item within the investing activities section of our condensed consolidated statements of cash flows.

Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of the Company since December 31, 2025. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net revenue.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Diabetes	$198,820	$191,056	$7,764	4.1%
Sleep therapy	148,575	181,622	(33,047)	(18.2)%
Home respiratory therapy	90,996	109,526	(18,530)	(16.9)%
Ostomy	55,675	51,893	3,782	7.3%
Wound care	40,193	46,822	(6,629)	(14.2)%
Urology	31,295	28,696	2,599	9.1%
Other	47,680	72,302	(24,622)	(34.1)%
Net revenue	$613,234	$681,917	$(68,683)	(10.1)%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Diabetes	$384,606	$378,416	$6,190	1.6%
Sleep therapy	315,497	363,481	(47,984)	(13.2)%
Home respiratory therapy	188,175	218,132	(29,957)	(13.7)%
Ostomy	107,011	101,392	5,619	5.5%
Wound care	79,595	93,468	(13,873)	(14.8)%
Urology	61,085	56,839	4,246	7.5%
Other	105,045	144,073	(39,028)	(27.1)%
Net revenue	$1,241,014	$1,355,801	$(114,787)	(8.5)%

The decrease in net revenue for the three and six months ended June 30, 2026 was primarily driven by an $81 million and $123 million decrease in revenue from the terminated commercial Payor contracts described above, which drove declines in several product categories, including sleep therapy and home respiratory therapy. For the three months ended June 30, 2026, excluding the impact of the commercial Payor contract termination, notable drivers of net revenue growth by product category included Diabetes of $7.8 million, Sleep therapy of $7.7 million, Ostomy of $3.8 million and Urology of $2.6 million, partially offset by declines in Home respiratory therapy of $6.1 million and Wound care of $3.2 million. For the six months ended June 30, 2026, excluding the impact of the commercial Payor contract termination, notable drivers of net revenue growth by product category included Diabetes of $6.2 million, Sleep therapy of $14 million, Ostomy of $5.5 million and Urology of $4.2 million, partially offset by declines in Home respiratory therapy of $10 million and Wound care of $8.6 million.

Cost of net revenue.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of products sold	$311,511	$319,517	$(8,006)	(2.5)%
Patient service equipment depreciation	32,995	31,883	1,112	3.5%
Other costs	5,321	5,915	(594)	(10.0)%
Cost of net revenue	$349,827	$357,315	$(7,488)	(2.1)%
As a % of net revenue	57.0%	52.4%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of products sold	$626,903	$636,906	$(10,003)	(1.6)%
Patient service equipment depreciation	61,884	63,566	(1,682)	(2.6)%
Other costs	10,792	11,485	(693)	(6.0)%
Cost of net revenue	$699,579	$711,957	$(12,378)	(1.7)%
As a % of net revenue	56.4%	52.5%

The decrease in cost of net revenue for the three and six months ended June 30, 2026 reflects the lower cost associated with net revenue decline of 10.1% and 8.5%, partially offset by manufacturer price increases.

Operating expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$243,560	$267,853	$(24,293)	(9.1)%
As a % of net revenue	39.7%	39.3%
Transaction breakage fee	$—	$80,000	$(80,000)	NM
Acquisition-related charges and intangible amortization	$29,229	$13,918	$15,311	110.0%
Exit and realignment charges, net	$25,768	$2,541	$23,227	914.1%
NM - Not meaningful

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$498,786	$530,223	$(31,437)	(5.9)%
As a % of net revenue	40.2%	39.1%
Transaction breakage fee	$—	$80,000	$(80,000)	NM
Acquisition-related charges and intangible amortization	$58,458	$37,374	$21,084	56.4%
Exit and realignment charges, net	$2,216	$16,166	$(13,950)	(86.3)%
NM - Not meaningful

The decrease in SG&A for the three and six months ended June 30, 2026 was driven primarily by a reduction in net revenue of $69 million and $115 million and realized personnel and other savings primarily due to the termination of the aforementioned contract with a commercial Payor, partially offset by inflationary increases.

Transaction breakage fee represents a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025 for the termination of the Rotech acquisition.

Acquisition-related charges were $6.4 million and $22 million for the three and six months ended June 30, 2025 related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Intangible amortization was $29 million and $58 million for the three and six months ended June 30, 2026 and $7.6 million and $15 million for the three and six months ended June 30, 2025 relating to intangible assets acquired in the Apria and Byram acquisitions. The increase as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with the commercial Payor described above.

Exit and realignment charges, net were $26 million and $2.2 million for the three and six months ended June 30, 2026 and primarily included a $0.6 million loss and a $(51) million gain on sales of patient service equipment in connection with the contract termination with the commercial Payor described above, P&HS Sale related costs, including reimbursable separation costs of $22 million and $48 million, $2.1 million and $2.5 million in professional fees and charges related to IT and other strategic initiatives of $1.0 million and $3.0 million. Exit and realignment charges, net were $2.5 million and $16 million for the three and six months ended June 30, 2025 primarily including professional fees associated with strategic initiatives of $1.9 million and $8.1 million. For the six months ended June 30, 2025, exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5.

Non-operating expenses.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense, net	$34,539	$26,009	$8,530	32.8%
Effective interest rate	7.0%	7.0%
Loss on modification and extinguishment of debt	$17,296	$—	$17,296	NM
Transaction financing fees, net	$—	$18,288	$(18,288)	NM
Other expense, net	$643	$942	$(299)	(31.7)%
NM - Not meaningful

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense, net	$66,887	$50,223	$16,664	33.2%
Effective interest rate	6.8%	7.0%
Loss on modification and extinguishment of debt	$17,296	$—	$17,296	NM
Transaction financing fees, net	$—	$18,288	$(18,288)	NM
Other expense, net	$1,665	$1,917	$(252)	(13.1)%
NM - Not meaningful

Interest expense, net for the three and six months ended June 30, 2026 increased compared to the prior year period during which we allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements. See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations interest expense, net for the three and six months ended June 30, 2025.

Loss on modification and extinguishment of debt of $17 million includes $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs upon the completion of the Balance Sheet Optimization Transaction.

Transaction financing fees, net for the three and six months ended June 30, 2025 includes $12 million in net interest paid and $6.7 million in recognition of previously deferred debt issuance costs, all in connection with the previously expected Rotech acquisition.

Other expense, net for the three and six months ended June 30, 2026 and 2025 primarily includes interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax provision (benefit)	$1,442	$(1,127)	$2,569	228.0%
Effective tax rate	(1.6)%	1.3%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax benefit	$(8,336)	$(2,715)	$(5,621)	(207.0)%
Effective tax rate	8.0%	3.0%

The change in these rates was primarily from changes in results of operations, primarily due to the tax impact of the completion of the Balance Sheet Optimization Transaction in the second quarter of 2026, and the tax treatment associated with the $80 million transaction breakage fee recorded in the second quarter of 2025.

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

The costs of the P&HS business that are classified as discontinued operations include only direct operating expenses. Indirect costs, such as those related to corporate and shared services previously allocated to the P&HS business, do not meet the criteria for discontinued operations. These costs (stranded costs) are reported within continuing operations and are included within Adjusted EBITDA.

The following tables present the reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA and FCF for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025
Loss from continuing operations, net of tax, as reported (GAAP)	$(89,070)	$(83,822)
Income tax provision (benefit)	1,442	(1,127)
Interest expense, net	34,539	26,009
Acquisition-related charges and intangible amortization (1)	29,229	13,918
Transaction breakage fee (2)	—	80,000
Exit and realignment charges, net (3)	25,768	2,541
Transaction financing fees, net (4)	—	18,288
Litigation and related charges (5)	—	121
Other depreciation and amortization (6)	36,472	35,422
Stock compensation (7)	4,004	4,861
Loss on modification and extinguishment of debt (8)	17,296	—
Other (9)	409	424
Adjusted EBITDA (non-GAAP)	60,089	96,635
Non-cash convert to sale write off expense (10)	8,482	14,152
Patient service equipment capital expenditures	(43,796)	(57,260)
Interest paid	(49,878)	(38,358)
Free cash flow (non-GAAP)	$(25,103)	$15,169

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Loss from continuing operations, net of tax, as reported (GAAP)	$(95,537)	$(87,632)
Income tax benefit	(8,336)	(2,715)
Interest expense, net	66,887	50,223
Acquisition-related charges and intangible amortization (1)	58,458	37,374
Transaction breakage fee (2)	—	80,000
Exit and realignment charges, net (3)	2,216	16,166
Transaction financing fees, net (4)	—	18,288
Litigation and related charges (5)	64	391
Other depreciation and amortization (6)	68,984	70,758
Stock compensation (7)	7,607	8,952
Loss on modification and extinguishment of debt (8)	17,296	—
Other (9)	817	848
Adjusted EBITDA (non-GAAP)	118,456	192,653
Non-cash convert to sale write off expense (10)	18,898	25,683
Patient service equipment capital expenditures	(85,139)	(101,744)
Interest paid	(79,324)	(65,845)
Free cash flow (non-GAAP)	$(27,109)	$50,747

The following items have been excluded from our non-GAAP financial measures:

(1) Acquisition-related charges and intangible amortization for the three and six months ended June 30, 2025 includes $6.4 million and $22 million of acquisition-related charges related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) Transaction breakage fee represents a cash payment to Rotech of $80 million during the three and six months ended June 30, 2025 for the termination of the Rotech acquisition.

(3) During the three and six months ended June 30, 2026 exit and realignment charges, net were $26 million and $2.2 million and primarily included a $0.6 million loss and $(51) million gain on sales of patient service equipment in connection with the contract termination with the commercial Payor described above, P&HS Sale related costs, including reimbursable separation costs of $22 million and $48 million, $2.1 million and $2.5 million in professional fees and charges related to IT and other strategic initiatives of $1.0 million and $3.0 million. Exit and realignment charges, net were $2.5 million and $16 million for the three and six months ended June 30, 2025 and primarily included professional fees associated with strategic initiatives of $1.9 million and $8.1 million. During the six months ended June 30, 2025 exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(4) Transaction financing fees, net for the three and six months ended June 30, 2025 includes $12 million in net interest paid and $6.7 million in recognition of previously deferred debt issuance costs, all in connection with the previously expected Rotech acquisition.

(5) Litigation and related charges includes settlement costs and related charges of legal matters. These costs do not occur in the ordinary course of our business and are inherently unpredictable in timing and amount.

(6) Other depreciation and amortization relates to patient service equipment and other fixed assets, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

(7) Stock compensation includes share-based compensation expense related to our share-based compensation plans, excluding such amounts captured within exit and realignment charges, net or acquisition-related charges and intangible amortization.

(8) Loss on modification and extinguishment of debt of $17 million includes $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs upon the completion of the Balance Sheet Optimization Transaction.

(9) For the three and six months ended June 30, 2026 and 2025, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the U.S.

(10) Non-cash convert to sale write off expense includes non-cash charges primarily for equipment converted from rental to sales, excluding such amounts captured within exit and realignment charges, net. This reflects the non-cash write-off of the remaining book value of patient service equipment at the time of sale. The purchase of patient service equipment is captured within capital expenditures and is subsequently charged to our statements of operations through normal depreciation and this non-cash convert to sale write off expense. This line item does not include non-cash write off expense associated with sales of patient service equipment in connection with the contract termination with a commercial Payor, as such amounts are captured within exit and realignment charges, net.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO). We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $6.7 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the U.S. Changes in our working capital can vary in the normal course of business based upon the timing of capital expenditures, inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	June 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$7,651	$281,989	$(274,338)	(97.3)%
Accounts receivable, net	$120,082	$95,907	$24,175	25.2%
DSO (1)	17.8	12.4
Accounts payable	$352,798	$363,565	$(10,767)	(3.0)%

(1)Based on period end accounts receivable, net and net revenue for the quarters ended June 30, 2026 and December 31, 2025. Excluding the impact of the Amended Receivables Sale Program, DSO would have been 37.1 and 29.8 as of June 30, 2026 and December 31, 2025.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025
Net cash (used for) provided by:
Operating activities from continuing operations	$(76,083)	$(28,117)
Operating activities from discontinued operations	—	30,661
Operating activities	(76,083)	2,544
Investing activities from continuing operations	22,680	(74,199)
Investing activities from discontinued operations	—	(26,918)
Investing activities	22,680	(101,117)
Financing activities from continuing operations	(220,894)	128,166
Financing activities from discontinued operations	—	(3,689)
Financing activities	(220,894)	124,477
Effect of exchange rate changes	(41)	1,801
Net (decrease) increase in cash and cash equivalents	$(274,338)	$27,705

Cash used for operating activities in the first six months of 2026 reflected a net loss and unfavorable changes in working capital, including $24 million in payments related to professional and closing costs of the P&HS Sale, a $19 million tax payment as described in Note 7 in the Notes to Condensed Consolidated Financial Statements, a $15 million payment of reimbursable separation costs related to the P&HS Sale as described in Note 4 in the Notes to Condensed Consolidated Financial Statements, $12 million of interest paid in connection with the Balance Sheet Optimization Transaction that was originally scheduled to be paid subsequent to June 30, 2026, and the timing of teammate incentives. Cash provided by operating activities in the first six months of 2025 reflected a $130 million benefit from accounts receivable sold under the Receivables Sale Program, $104 million of which relates to accounts receivables sold of the P&HS segment, partially offset by an $80 million payment for the termination of the Rotech acquisition, $18 million in transaction financing fees, net for the Rotech financing, and unfavorable changes in working capital from continuing operations.

Cash provided by investing activities in the first six months of 2026 included capital expenditures of $91 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, offset by $112 million in proceeds from sales of patient service equipment and other fixed assets including $85 million in proceeds from sales in connection with the Payor contract termination. Cash used for investing activities in the first six months of 2025 included capital expenditures of $107 million, primarily for patient service equipment and $27 million in cash used from discontinued operations, offset by $35 million in proceeds from sales of patient service equipment.

Cash used for financing activities in the first six months of 2026 includes $17 million in debt issuance costs paid and net repayments of $204 million under our Revolving Credit Agreement. Cash provided by financing activities in the first six months of 2025 included net borrowings of $135 million under our Revolving Credit Agreement.

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

Total accounts receivable sold under the Amended Receivables Sale Program were $221 million and $466 million during the three and six months ended June 30, 2026. We collected $239 million and $470 million of the sold accounts receivable during the three and six months ended June 30, 2026. The losses on sale of accounts receivable recorded in SG&A were $1.8 million and $3.3 million for the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025 there was a total of $130 million and $134 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheet under the Amended Receivables Sale Program.

We have $511 million in outstanding Term Loan B under a term loan credit agreement (the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate and matures in March 2029.

The Revolving Credit Agreement provides a revolving borrowing capacity of $300 million. The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in January 2030 with potential springing maturities, the earliest being December 2028.

At June 30, 2026, we had no outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduce Revolving Credit Agreement availability, totaling $29 million, leaving $271 million available for borrowing.

At December 31, 2025, we had $204 million in outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduce Revolving Credit Agreement availability, totaling $30 million, leaving $217 million available for borrowing. As described in Note 5 in the Notes to Condensed Consolidated Financial Statements, the borrowing capacity was amended on June 15, 2026. As of December 31, 2025, the borrowing capacity was $450 million.

The Revolving Credit Agreement, the Credit Agreement, the Amended Receivables Sale Program, the 2032 Notes and the 2033 Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2026.

We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. We have, from time to time, entered into, and from time to time in the future, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program. During the three and six months ended June 30, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 13 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2026.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

●	our ability to successfully separate from the P&HS business;
●	our ability to successfully transition off of transition services timely;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties;
●	our ability to successfully identify, close, manage or integrate acquisitions;
●	our ability to successfully implement our strategic initiatives;
●	our ability to timely select and appoint the Company’s next President and CEO;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	uncertainties related to reimbursement qualification for non-invasive ventilation products;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;

●	our ability to attract and retain talented and qualified teammates;
●	recalls of any products, or safety risks or the discovery of serious safety issues with the products we sell;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to meet the terms to qualify for supplier incentives;
●	our ability to avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and notes;
●	the risk that information systems are interrupted, damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	the outcome of outstanding and any future litigation, including product and professional liability claims;
●	volatility in the price of our common stock and securities; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Changes to our variable rate debt are described in Note 5 in the Notes to Condensed Consolidated Financial Statements and the termination of our interest rate swap is described in Note 6 in the Notes to Condensed Consolidated Financial Statements. Through June 30, 2026, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through June 30, 2026, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through June 30, 2026, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program.

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
July 1-July 31, 2025	—	$—	—	$93,360
August 1-August 31, 2025	—	$—	—	$93,360
September 1-September 30, 2025	—	$—	—	$93,360
October 1-October 31, 2025	—	$—	—	$93,360
November 1-November 30, 2025	1,129	$3.10	1,129	$89,860
December 1-December 31, 2025	—	$—	—	$89,860
January 1-January 31, 2026	—	$—	—	$89,860
February 1-February 28, 2026	—	$—	—	$89,860
March 1-March 31, 2026	—	$—	—	$89,860
April 1-April 30, 2026	—	$—	—	$89,860
May 1-May 31, 2026	—	$—	—	$89,860
June 1-June 30, 2026	—	$—	—	$89,860
Total (3)	1,955		1,955

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million. The program expires in February 2027. We do not intend to make use of the authorized repurchase program.
(2)	During the period from February 26, 2025 (the date the share repurchase program was authorized) through June 30, 2026, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

(3)	Represents the period from February 26, 2025 (the date the share repurchase program was authorized) through June 30, 2026.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits

4.1

First Lien Indenture, dated as of June 15, 2026, by and among the Company, the guarantors named therein and Regions Bank, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2026).

4.2

Form of Global Note for the 9.000% Senior Secured Notes due 2032 (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 15, 2026).

4.3

Second Lien Indenture, dated as of June 15, 2026, by and among the Company, the guarantors named therein and Regions Bank, as trustee and as collateral agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 15, 2026).

4.4

Form of Global Note for the 9.750% Senior Secured Notes due 2033 (included as Exhibit A to Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 15, 2026).

4.5

Second Supplemental Indenture, dated as of June 9, 2026, by and among the Company, the guarantors party thereto and Regions Bank, as trustee, to the Indenture dated as of March 10, 2021 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 15, 2026).

4.6

Second Supplemental Indenture, dated as of June 9, 2026, by and among the Company, the guarantors party thereto and Regions Bank, as trustee, to the Indenture dated as of March 29, 2022 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 15, 2026).

10.1

Commitment and Consent Letter dated as of May 11, 2026, by and among the Company and the Commitment Parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2026).

10.2

Amendment No. 4 to Credit Agreement and Consent, dated June 15, 2026, by and among the Company, as Parent Borrower, the other borrowers party thereto, the guarantors party thereto, each consenting lender party thereto and Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swingline lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2026).

10.3

Amendment No. 2 to Term Loan Credit Agreement and Consent, dated June 15, 2026, by and among the Company, as Parent Borrower, the other borrowers party thereto, the guarantors party thereto, each consenting Term A-1 Term Lender party thereto, each consenting Term B-1 Term Lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2026).

10.4		Accendra Health, Inc. Amended and Restated 2023 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 2, 2026).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accendra Health, Inc.
(Registrant)

Date: August 10, 2026	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date: August 10, 2026	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer