Form 10-Q
period 2026-09-30
ACCENDRA HEALTH INC/VA/
filed 2026-11-06
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the Company’s common stock outstanding as of September 30, 2026 was 76,924,334 shares.

Accendra Health, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net revenue	$601,775	$697,264	$1,842,789	$2,053,065
Operating costs and expenses:
Cost of net revenue	340,469	375,067	1,040,049	1,087,024
Selling, general and administrative expenses	249,463	265,838	748,248	796,061
Transaction breakage fee	—	—	—	80,000
Acquisition-related charges and intangible amortization	4,975	29,229	63,433	66,603
Exit and realignment charges, net	5,534	660	7,750	16,826
Total operating costs and expenses	600,441	670,794	1,859,480	2,046,514
Operating income (loss)	1,334	26,470	(16,691)	6,551
Interest expense, net	37,621	29,029	104,509	79,252
Loss on modification and extinguishment of debt	—	—	17,296	—
Transaction financing fees, net	—	—	—	18,288
Other expense, net	532	1,076	2,197	2,993
Loss from continuing operations before income taxes	(36,819)	(3,635)	(140,693)	(93,982)
Income tax (benefit) provision	(18,858)	1,972	(27,194)	(743)
Loss from continuing operations, net of tax	(17,961)	(5,607)	(113,499)	(93,239)
Loss from discontinued operations, net of tax	(1,738)	(144,669)	(1,738)	(951,077)
Net loss	$(19,699)	$(150,276)	$(115,237)	$(1,044,316)

Basic loss per common share:
Loss from continuing operations, net of tax	$(0.23)	$(0.07)	$(1.48)	$(1.21)
Loss from discontinued operations, net of tax	(0.02)	(1.87)	(0.02)	(12.34)
Net loss	$(0.25)	$(1.94)	$(1.50)	$(13.55)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(0.23)	$(0.07)	$(1.48)	$(1.21)
Loss from discontinued operations, net of tax	(0.02)	(1.87)	(0.02)	(12.34)
Net loss	$(0.25)	$(1.94)	$(1.50)	$(13.55)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(19,699)	$(150,276)	$(115,237)	$(1,044,316)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	22	262	(124)	20,992
Change in unrecognized net periodic pension costs	31	100	96	983
Change in gains and losses on derivative instruments	(302)	(556)	(387)	(3,044)
Total other comprehensive (loss) income, net of tax	(249)	(194)	(415)	18,931
Comprehensive loss	$(19,948)	$(150,470)	$(115,652)	$(1,025,385)

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2026	2025
Assets
Current assets
Cash and cash equivalents	$26,608	$281,989
Accounts receivable, net	107,323	95,907
Inventories, net	82,103	74,435
Other current assets	57,886	95,540
Total current assets	273,920	547,871
Patient service equipment and other fixed assets, net of accumulated depreciation and amortization of $209,844 and $207,595	218,237	256,161
Operating lease assets	92,376	109,099
Goodwill	1,228,140	1,228,140
Intangible assets, net	73,032	136,465
Other assets, net	193,209	174,025
Total assets	$2,078,914	$2,451,761
Liabilities and (deficit) equity
Current liabilities
Accounts payable	$381,885	$363,565
Accrued payroll and related liabilities	32,706	69,426
Current portion of long-term debt	35,000	250,000
Other current liabilities	221,905	264,084
Total current liabilities	671,496	947,075
Long-term debt, excluding current portion	1,719,966	1,799,876
Operating lease liabilities, excluding current portion of $35,991 and $43,272	60,531	70,317
Other liabilities	195,151	95,471
Total liabilities	2,647,144	2,912,739
Commitments and contingencies
(Deficit) equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,924 shares and 76,388 shares	153,849	152,777
Paid-in capital	474,210	466,882
Accumulated deficit	(1,194,989)	(1,079,752)
Accumulated other comprehensive loss	(1,300)	(885)
Total deficit	(568,230)	(460,978)
Total liabilities and deficit	$2,078,914	$2,451,761

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(115,237)	$(1,044,316)
Loss from discontinued operations, net of tax	1,738	951,077
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	166,361	149,988
Share-based compensation expense	9,207	9,125
Deferred income tax benefit	(50,789)	(17,042)
Changes in operating lease right-of-use assets and lease liabilities	(344)	4,535
Gain from sale of non-core asset	(32,544)	—
Gain from sale and dispositions of patient service equipment	(64,667)	(16,385)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,416)	15,539
Inventories	(9,994)	3,734
Accounts payable	28,773	(20,284)
Accrued interest expense	19,204	4,697
Accrued payroll and related liabilities	(11,143)	(28,447)
Net change in other assets and liabilities	(25,669)	1,345
Other, net	3,025	6,159
Cash used for operating activities from discontinued operations	—	(189,701)
Cash used for operating activities	(93,495)	(169,976)
Investing activities:
Additions to patient service equipment ($123,648 and $143,790) and other fixed assets	(128,395)	(145,542)
Proceeds from sale of patient service equipment	125,042	53,369
Additions to computer software	(2,822)	(7,308)
Proceeds from sale of non-core asset	32,521	—
Other, net	2,100	(1,910)
Cash used for investing activities from discontinued operations	—	(39,190)
Cash provided by (used for) investing activities	28,446	(140,581)
Financing activities:
Borrowings under Revolving Credit Agreement	697,600	2,442,484
Repayments under Revolving Credit Agreement	(866,100)	(2,171,784)
Proceeds from debt issuance	1,237,315	—
Repayments of debt	(1,237,315)	—
Financing costs paid	(21,182)	—
Repurchase of common stock	—	(6,656)
Other, net	(610)	(3,375)
Cash provided by financing activities from discontinued operations	—	44,905
Cash (used for) provided by financing activities	(190,292)	305,574
Effect of exchange rate changes on cash and cash equivalents	(40)	1,767
Net decrease in cash and cash equivalents	(255,381)	(3,216)
Cash and cash equivalents at beginning of period	281,989	49,382
Cash and cash equivalents at end of period	$26,608	$46,166
Supplemental disclosure of cash flow information:
Income taxes paid, net	$21,605	$8,784
Interest paid	$90,185	$96,138
Noncash investing activity:
Unpaid purchases of patient service equipment and other fixed assets at end of period	$61,862	$71,823

See accompanying notes to unaudited condensed consolidated financial statements.

Accendra Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in (Deficit) Equity

(unaudited)

		Common			Accumulated
	Common	Stock		(Accumulated Deficit)	Other
	Shares	($2 par	Paid-In	Retained	Comprehensive	Total
(in thousands, except per share data)	Outstanding	value)	Capital	Earnings	Loss	(Deficit) Equity
Balance, December 31, 2025	76,388	$152,777	$466,882	$(1,079,752)	$(885)	$(460,978)
Net loss	—	—	—	(6,468)	—	(6,468)
Other comprehensive income	—	—	—	—	87	87
Share-based compensation expense, exercises and other	196	390	2,204	—	—	2,594
Balance, March 31, 2026	76,584	153,167	469,086	(1,086,220)	(798)	(464,765)
Net loss	—	—	—	(89,070)	—	(89,070)
Other comprehensive loss	—	—	—	—	(253)	(253)
Share-based compensation expense, exercises and other	321	642	2,508	—	—	3,150
Balance, June 30, 2026	76,905	153,809	471,594	(1,175,290)	(1,051)	(550,938)
Net loss	—	—	—	(19,699)	—	(19,699)
Other comprehensive loss	—	—	—	—	(249)	(249)
Share-based compensation expense, exercises and other	19	40	2,616	—	—	2,656
Balance, September 30, 2026	76,924	$153,849	$474,210	$(1,194,989)	$(1,300)	$(568,230)

Balance, December 31, 2024	77,199	$154,398	$454,151	$27,159	$(49,344)	$586,364
Net loss	—	—	—	(24,982)	—	(24,982)
Other comprehensive income	—	—	—	—	5,133	5,133
Share-based compensation expense, exercises and other	194	387	5,580	—	—	5,967
Shares repurchased and retired	(173)	(346)	—	(1,157)	—	(1,503)
Balance, March 31, 2025	77,220	154,439	459,731	1,020	(44,211)	570,979
Net loss	—	—	—	(869,058)	—	(869,058)
Other comprehensive income	—	—	—	—	13,992	13,992
Share-based compensation expense, exercises and other	630	1,260	6,970	—	—	8,230
Shares repurchased and retired	(653)	(1,306)	—	(3,847)	—	(5,153)
Balance, June 30, 2025	77,197	154,393	466,701	(871,885)	(30,219)	(281,010)
Net loss	—	—	—	(150,276)	—	(150,276)
Other comprehensive loss	—	—	—	—	(194)	(194)
Share-based compensation expense, exercises and other	102	205	1,768	—	—	1,973
Balance, September 30, 2025	77,299	$154,598	$468,469	$(1,022,161)	$(30,413)	$(429,507)

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

Discontinued Operations. On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our Products & Healthcare Services (P&HS) business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (the Purchaser Parent) to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement (the P&HS Sale). We retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our condensed consolidated balance sheets.

The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. In accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 2, the Notes to Condensed Consolidated Financial Statements reflect the continuing operations of the Company unless otherwise noted. See Note 2 for additional information regarding discontinued operations.

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

Included in accounts receivable were earned but unbilled receivables of $31 million as of September 30, 2026 and $30 million as of December 31, 2025. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Proceeds from the sales of accounts receivable were recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net in the condensed consolidated balance sheets. Cash received from the sales of accounts receivable is reflected in the change in accounts receivable, net within cash used for operating activities in the condensed consolidated statements of cash flows. Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $466 million and $1.3 billion during the three and nine months ended September 30, 2025, approximately $93 million and $261 million of which related to continuing operations. We collected $465 million and $1.2 billion of the sold accounts receivable during the three and nine months ended September 30, 2025, approximately $93 million and $234 million of which related to continuing operations. The losses on sales of accounts receivable of continuing operations, inclusive of professional fees incurred to establish the agreement, recorded in selling, general, and administrative expenses (SG&A) in the condensed consolidated statements of operations were $0.6 million and $1.6 million for the three and nine months ended September 30, 2025. In connection with the amendment to the Receivables Sale Program, as described below, any uncollected accounts receivable sold were settled on December 31, 2025.

Amended Receivables Sale Program. On December 31, 2025, Accendra Funding LLC (Accendra Funding) and Byram Healthcare Centers, Inc. (Byram), each a wholly owned subsidiary of the Company, entered into an Amended and Restated Receivables Purchase Agreement (the Amended Receivables Sale Program) with persons from time to time party thereto, as Purchasers, PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, pursuant to which accounts receivable are sold, on a limited-recourse basis, to the Purchasers in exchange for cash in an aggregate outstanding amount not to exceed $150 million. The Amended Receivables Sale Program amends and restates, in its entirety, the Receivables Sale Program dated as of October 18, 2024.

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

Total accounts receivable sold under the Amended Receivables Sale Program were $229 million and $695 million during the three and nine months ended September 30, 2026. We collected $223 million and $693 million of the sold accounts receivable during the three and nine months ended September 30, 2026. The losses on sales of accounts receivable recorded in SG&A were $1.7 million and $5.0 million for the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, there was a total of $136 million and $134 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheets under the Amended Receivables Sale Program.

Retirement Plan. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the U.S. (the U.S. Retirement Plan). As of September 30, 2026 and December 31, 2025, the accumulated benefit obligation of the U.S. Retirement Plan was $30 million and $31 million.

Revenue Recognition. Revenues are generated through fee-for-service and capitation arrangements with large government and commercial payors (each, a Payor and collectively Payors) for equipment, supplies, services and other items rented and sold to customers. Revenue for sales of products, including equipment and supplies, is recognized when control of the promised goods is transferred to customers and is presented net of applicable sales taxes. Revenue generated from equipment that we rent to customers is primarily recognized as earned on a straight-line basis over the non-cancellable rental period, typically one month, and commences on delivery of the equipment to the customers.

Certain revenues are recognized under arrangements with third-party payors for which we stand ready to provide all necessary healthcare services to members for the period of the stand ready obligation which generally extends beyond one year. These agreements are generally referred to as capitation arrangements. Revenue is recognized over the month that the members are entitled to healthcare services using the monthly contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Revenue for these agreements amounted to $3.5 million and $40 million for the three and nine months ended September 30, 2026 and $61 million and $182 million for the three and nine months ended September 30, 2025.

Fee-for-service arrangement revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and customers. Revenue is recognized under a portfolio approach, as we expect that this approach would not differ materially from considering each contract or performance obligation separately. We use the expected value method in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. Sales of equipment and supplies inclusive of amounts recognized under capitation arrangements were $472 million and $1.4 billion for the three and nine months ended September 30, 2026 and $528 million and $1.5 billion for the three and nine months ended September 30, 2025. Rental revenues inclusive of amounts recognized under capitation arrangements were $130 million and $408 million for the three and nine months ended September 30, 2026 and $169 million and $510 million for the three and nine months ended September 30, 2025.

The following table summarizes net revenue by product category for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Diabetes	$195,615	$201,372	$580,222	$579,788
Sleep therapy	144,487	185,799	460,433	549,280
Home respiratory therapy	88,947	107,256	277,297	325,388
Ostomy	55,227	53,274	162,239	154,666
Wound care	41,603	48,001	121,239	141,469
Urology	28,710	28,976	89,796	85,815
Other	47,186	72,586	151,563	216,659
Net revenue	$601,775	$697,264	$1,842,789	$2,053,065

The following table summarizes net revenue by payor type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Commercial payors (1)	$459,948	$560,826	$1,431,360	$1,655,182
Medicare	132,894	126,785	386,816	368,839
Medicaid	8,933	9,653	24,613	29,044
Net revenue	$601,775	$697,264	$1,842,789	$2,053,065

(1) Commercial payors includes revenue from Medicare Advantage plans.

Cost of Net Revenue. Cost of net revenue includes the cost of products sold, patient service equipment depreciation expense, and other costs which are primarily personnel costs related to the set-up and utilization of equipment. Cost of products sold includes non-cash expenses primarily for equipment converted from rental to sales in the amount of $7.4 million and $26 million for the three and nine months ended September 30, 2026 and $11 million and $35 million for the three and nine months ended September 30, 2025.

The following table summarizes cost of net revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of products sold	$305,214	$337,649	$932,118	$974,554
Patient service equipment depreciation	30,278	31,694	92,162	95,260
Other costs	4,977	5,724	15,769	17,210
Cost of net revenue	$340,469	$375,067	$1,040,049	$1,087,024

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

Acquisition-Related Charges and Intangible Amortization. Acquisition-related charges consist primarily of one-time costs related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also include amortization of intangible assets established during acquisition method of accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions. For the three and nine months ended September 30, 2026, we incurred no acquisition-related charges. For the nine months ended September 30, 2025, we incurred $22 million of acquisition-related charges.

Other Current Liabilities. Other current liabilities include $35 million and $16 million of accrued interest at September 30, 2026 and December 31, 2025.

Other Liabilities. As of September 30, 2026, other liabilities include $110 million of net principal recapture resulting from our Balance Sheet Optimization Transaction, as defined and described in Note 5. The principal recapture liability does not represent a cash settled obligation and will be amortized ratably through the life of the Secured Notes, as defined and described in Note 5, through interest expense, net.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. When a quantitative goodwill test is performed, the estimated fair value of our reporting unit is determined with the use of unobservable inputs (Level 3). As compared to the date of the most recent quantitative goodwill test, there have been adverse changes, including a decrease in our market capitalization and the fair value of our debt. If significant adverse changes occur, including a further decrease in our market capitalization and the fair value of our debt, an increase in the discount rate, a failure to meet our business plans or expected earnings and cash flows, and other unanticipated events and circumstances we may be required to record a material charge to earnings in our condensed consolidated financial statements during the period in which any impairment of our goodwill is determined, which could adversely affect our results of operations.

The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 5 for the fair value of debt. The fair values of our derivative contracts are determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 6 for the fair value of derivatives.

Note 2—Discontinued Operations

As described in Note 1, in accordance with GAAP, the financial position and results of operations of the P&HS business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The P&HS business was initially classified as discontinued operations and assets held for sale as of June 30, 2025. Accordingly, the results of operations from our P&HS business are reported in the accompanying condensed consolidated statements of operations as loss from discontinued operations, net of tax for the three and nine months ended September 30, 2026 and September 30, 2025. We have allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements.

On December 31, 2025, we received cash proceeds of $342 million and recorded a $20 million investment for a 5% retained equity interest, which was recorded in other assets, net on our condensed consolidated balance sheet as of December 31, 2025. Net proceeds of $324 million from the P&HS Sale, net of cash sold, reflect $342 million of cash proceeds received and $18 million of P&HS cash conveyed. The final purchase price was determined subsequent to the completion of the sale to reflect adjustments in accordance with the Purchase Agreement, including final net working capital adjustments. As of December 31, 2025, we estimated a purchase price adjustment receivable of approximately $12 million to $15 million, which was recorded within other current assets on our condensed consolidated balance sheet. Subsequent changes to the purchase price have been recorded within discontinued operations. As of September 30, 2026, the final purchase price adjustment receivable was approximately $5.0 million, which was recorded within other current assets on our condensed consolidated balance sheet.

We agreed to reimburse the Purchaser and its affiliates for 80% of certain costs incurred in connection with the separation of P&HS from the Company’s retained business, subject to an aggregate cap of $65 million. We are obligated to reimburse the Purchaser for any such costs incurred after December 31, 2025, except that such reimbursements did not and will not need to be paid: (1) in advance of April 1, 2026; (2) for amounts in excess of $15 million prior to October 1, 2026; or (3) for amounts in excess of $55 million prior to January 1, 2027. During the three and nine months ended September 30, 2026, we incurred $30 million and $65 million in separation costs to be reimbursed to the Purchaser which are recorded within exit and realignment charges, net on our condensed consolidated statement of operations and within accounts payable on our condensed consolidated balance sheet.

We and the Purchaser provide certain transition services to the other party pursuant to a certain customary transition services agreement (the TSA). Pursuant to the terms of the TSA, we have agreed that, in certain circumstances, we may be obligated to provide up to $115 million in credit support to the P&HS business through early 2027. To date, there have been no circumstances requiring us to provide such credit support. The TSA includes customary services including information technology support and is anticipated to be substantially completed within two years of the P&HS Sale, with some services being completed by December 31, 2026. During the three and nine months ended September 30, 2026, we have incurred $10 million and $26 million in net fees for services received and for services provided under the TSA which are recorded within SG&A on our condensed consolidated statement of operations. During the nine months ended September 30, 2026, we exited certain TSA activities and replaced them with internal capabilities. We expect to continue to exit certain TSA activities and replace with internal capabilities throughout the remainder of 2026.

The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$—	$2,007,078	$—	$5,945,052
Cost of goods sold	—	1,818,935	—	5,349,578
Gross profit	—	188,143	—	595,474
Distribution, selling, and administrative expenses	—	186,885	—	596,240
Acquisition-related charges and intangible amortization	—	—	—	12,549
Exit and realignment charges, net	—	25,122	—	57,713
Goodwill impairment charge	—	—	—	106,389
Purchase price adjustment	6,719	—	6,719	—
Loss on classification to held for sale	—	122,500	—	771,640
Other operating expense, net	—	2,217	—	6,923
Operating loss	(6,719)	(148,581)	(6,719)	(955,980)
Interest expense, net	—	7,636	—	27,828
Other expense	—	269	—	799
Loss from discontinued operations before income taxes	(6,719)	(156,486)	(6,719)	(984,607)
Income tax benefit for discontinued operations	(4,981)	(11,817)	(4,981)	(33,530)
Loss from discontinued operations, net of tax	$(1,738)	$(144,669)	$(1,738)	$(951,077)

Receivables Sale Program. Total accounts receivable sold and net cash proceeds under the Receivables Sale Program were $466 million and $1.3 billion during the three and nine months ended September 30, 2025, approximately $373 million and $1.0 billion of which related to discontinued operations. We collected $465 million and $1.2 billion of the sold accounts receivable during the three and nine months ended September 30, 2025, approximately $372 million and $935 million of which related to discontinued operations. The losses on sales of accounts receivable were $3.0 million and $8.2 million for the three and nine months ended September 30, 2025, $2.4 million and $6.5 million of which relate to losses recorded in other operating expense, net in the financial results from discontinued operations. As of December 31, 2025, there was no uncollected accounts receivable sold and removed from our consolidated balance sheet related to discontinued operations.

Note 3—Goodwill and Intangible Assets, Net

At September 30, 2026 and December 31, 2025, we had goodwill of $1.2 billion, net of accumulated goodwill impairment of $307 million.

Intangible assets, net subject to amortization at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
	Customer		Other	Customer		Other
	Relationships	Tradenames	Intangibles	Relationships	Tradenames	Intangibles
Intangible assets, gross	$11,300	$143,000	$38,000	$132,300	$143,000	$38,000
Accumulated amortization	(3,396)	(81,490)	(34,382)	(76,472)	(71,081)	(29,282)
Intangible assets, net	$7,904	$61,510	$3,618	$55,828	$71,919	$8,718
Weighted average useful life	15 years	10 years	6 years	6 years	10 years	6 years

Amortization expense for intangible assets was $5.0 million and $63 million for the three and nine months ended September 30, 2026 and $29 million and $44 million for the three and nine months ended September 30, 2025. The change in amortization expense for the three and nine months ended September 30, 2026 as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with a commercial Payor. As of June 30, 2026, this customer relationship intangible asset had been fully amortized and removed from our condensed consolidated balance sheet.

As of September 30, 2026, based on the current carrying value of intangible assets subject to amortization and expected remaining useful life, estimated amortization expense was as follows:

Year
2026 (remainder)	$4,689
2027	13,872
2028	11,953
2029	11,953
2030	11,953
Thereafter	18,612
Total future amortization	$73,032

Note 4—Exit and Realignment Charges, Net

We incur exit and realignment and other charges associated with optimizing our operations which include IT strategic initiatives and other strategic actions, professional fees, severance and other costs to streamline functions and enhance processes and separation costs. Separation costs primarily consist of professional fees including costs reimbursable to the Purchaser as described in Note 2 and other wind-down costs incurred after the sale of the P&HS business. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis. We may incur future material costs, which we are not able to reasonably estimate.

Exit and realignment charges, net were $5.5 million and $7.8 million for the three and nine months ended September 30, 2026 and $0.7 million and $17 million for the three and nine months ended September 30, 2025.

As a result of the sale of our P&HS business, we have incurred $30 million and $65 million in reimbursable separation costs during the three and nine months ended September 30, 2026. We have incurred the maximum $65 million in exit and realignment costs associated with reimbursement to the Purchaser for certain separation costs incurred by the Purchaser, as described in Note 2.

The following table summarizes the activity related to exit and realignment cost accruals, which are generally classified as other current liabilities or accounts payable in our condensed consolidated balance sheets, through September 30, 2026 and 2025:

Total
Accrued exit and realignment costs, December 31, 2025	$4,644
Provision for exit and realignment activities:
P&HS Sale separation costs, professional fees and other	21,981
Professional fees	378
IT and other strategic initiatives	1,990
Cash payments	(2,294)
Accrued exit and realignment costs, March 31, 2026	26,699
Provision for exit and realignment activities:
P&HS Sale separation costs, professional fees and other	21,841
Professional fees	2,128
IT and other strategic initiatives	1,014
Cash payments	(17,150)
Accrued exit and realignment costs, June 30, 2026	34,532
Provision for exit and realignment activities:
P&HS Sale separation costs, professional fees and other	34,409
Professional fees	1,397
IT and other strategic initiatives	2,910
Cash payments	(15,071)
Accrued exit and realignment costs, September 30, 2026	$58,177

Accrued exit and realignment costs, December 31, 2024	$6,732
Provision for exit and realignment activities:
Professional fees	6,176
IT strategic initiatives and other	304
Cash payments	(7,516)
Accrued exit and realignment costs, March 31, 2025	5,696
Provision for exit and realignment activities:
Professional fees	1,916
IT strategic initiatives and other	192
Cash payments	(6,119)
Accrued exit and realignment costs, June 30, 2025	1,685
Provision for exit and realignment activities:
Professional fees	111
IT strategic initiatives and other	437
Cash payments	(863)
Accrued exit and realignment costs, September 30, 2025	$1,370

In addition to the exit and realignment accruals in the preceding table, exit and realignment charges, net included (gains) and costs that were recognized as incurred including a $(33) million gain on the sale of a non-core asset during the three and nine months ended September 30, 2026, a $(51) million gain on sales of patient service equipment in connection with the contract termination with a commercial Payor and $4.2 million in expenses primarily related to P&HS Sale separation costs for the nine months ended September 30, 2026 and $0.1 million and $7.7 million of costs that were expensed as incurred for the three and nine months ended September 30, 2025, which primarily related to wind-down costs of Fusion5.

Note 5—Debt

Debt, net of unamortized deferred financing costs, as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term Loan A	$—	$—	$324,647	$321,356
Revolving Credit Agreement	35,000	35,000	203,500	203,500
4.500% Senior Notes, due March 2029	338	239	475,077	327,261
Term Loan B	504,453	455,429	502,489	492,159
6.625% Senior Notes, due April 2030	4,170	2,485	544,163	348,901
9.000% Senior Secured Notes, due June 2032	520,503	459,554	—	—
9.750% Senior Secured Notes, due June 2033	690,502	250,011	—	—
Total debt	1,754,966	1,202,718	2,049,876	1,693,177
Less current maturities, including anticipated repayments	(35,000)	(35,000)	(250,000)	(250,000)
Long-term debt	$1,719,966	$1,167,718	$1,799,876	$1,443,177

On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provided for two credit facilities: (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The Term Loan A was extinguished on June 15, 2026 as described below. The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate, as defined in the Credit Agreement. The Term Loan B matures in March 2029 and has $511 million of principal outstanding excluding unamortized deferred financing costs as of September 30, 2026.

In June 2026, we exchanged and/or extended a substantial portion of our debt (the Balance Sheet Optimization Transaction). Pursuant to exchange offers (the Exchange Offers) for our outstanding 4.500% Senior Notes due 2029 (the 2029 Notes) and 6.625% Senior Notes due 2030 (the 2030 Notes and together with the 2029 Notes, the Unsecured Notes), we offered (i) newly issued 9.000% Senior Secured First Lien Notes due 2032 (the 2032 Notes) to holders that participated in the new money issuance of the 2032 Notes and (ii) newly issued 9.750% Senior Secured Second Lien Notes due 2033 (the 2033 Notes, and together with the 2032 Notes, the Secured Notes).

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

At the expiration of the Exchange Offers, $478 million in aggregate principal amount of 2029 Notes were tendered and cancelled and $548 million in aggregate principal amount of 2030 Notes were tendered and cancelled, representing approximately 99.9% and 99.2% of the principal outstanding. Following such cancellation, and as of September 30, 2026, $0.3 million in aggregate principal amount of the 2029 Notes and $4.2 million in aggregate principal amount of the 2030 Notes remain outstanding. The Unsecured Notes are effectively subordinated to any of our secured indebtedness, including the Secured Notes and outstanding indebtedness under our credit agreements. The Exchange Offers of the Unsecured Notes for Secured Notes have been accounted for as a modification of debt in accordance with ASC 470, Debt.

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

The 2032 Notes will mature in June 2032 and have $539 million of principal outstanding excluding unamortized deferred financing costs as of September 30, 2026.

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

The 2033 Notes will mature in June 2033 and have $698 million of principal outstanding excluding unamortized deferred financing costs as of September 30, 2026.

The completion of the Balance Sheet Optimization Transaction resulted in a loss on modification and extinguishment of debt of $17 million, including $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs during the nine months ended September 30, 2026.

On June 15, 2026, we entered into an amendment, extending the maturity date to January 2030 with potential springing maturities, the earliest being December 2028, to our revolving credit agreement, dated as of March 10, 2021 and with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Revolving Credit Agreement). The amendment decreased the aggregate revolving credit commitments under the Revolving Credit Agreement by $150 million, to an aggregate amount of $300 million.

At September 30, 2026 and December 31, 2025, we had $35 million and $204 million in outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduce Revolving Credit Agreement availability, totaling $27 million and $30 million, leaving $238 million and $217 million available for borrowing.

The Revolving Credit Agreement, the Credit Agreement, the 2032 Notes and the 2033 Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2026.

As of September 30, 2026, future principal payments due under our debt agreements were as follows:

Year
2026 (remainder)	$35,000
2027	—
2028	—
2029	511,338
2030	4,170
2031	—
2032	539,250
2033	698,065

Current maturities at September 30, 2026 include $35 million in current borrowings on our Revolving Credit Agreement.

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

The following table summarizes the effect of cash flow hedge accounting on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$—	$194	$816	$(1,127)
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total Amount of Expense Line Items Presented in the Condensed Consolidated Statements of Operations in Which the Effects are Recorded	$37,621	$29,029	$104,509	$79,252
Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	$408	$946	$1,338	$2,986

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

Note 7—Income Taxes

The effective tax rate was 51.2% and 19.3% for the three and nine months ended September 30, 2026, compared to (54.3)% and 0.8% for the three and nine months ended September 30, 2025. The change in these rates was primarily from changes in results of operations, including the tax treatment associated with the Balance Sheet Optimization Transaction completed during the nine months ended September 30, 2026, and the tax treatment associated with the $80 million transaction breakage fee incurred during the nine months ended September 30, 2025.

The liability for unrecognized tax benefits was $33 million and $49 million at September 30, 2026 and December 31, 2025. Included in the liability at September 30, 2026 and December 31, 2025 were no tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The deferred tax asset balance within other assets, net on our condensed consolidated balance sheets was $105 million and $78 million at September 30, 2026 and December 31, 2025.

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

In June 2024, the IRS and the relevant foreign taxing authority mutually agreed to proposed adjustments to our 2015 through 2018 consolidated tax returns. As a result, we remeasured the uncertain tax position for the 2015 through 2018 tax years, as well as the affected 2019 through 2022 tax years, to the amount expected to be paid upon a final agreement with the IRS. In June 2025, we received the final assessment from the IRS for the 2015 through 2018 tax years, including interest. The uncertain tax position for these years and related accrued interest have been remeasured to reflect the final amount to be paid. This matter does not impact any tax years subsequent to 2022. In March 2026, we paid $19 million to the IRS to settle the 2015 through 2018 audit years, inclusive of $5.8 million of accrued interest. As of September 30, 2026, the remaining amount owed associated with the transfer pricing matter was $16 million, which includes $5.3 million of interest accrued on the matter through September 30, 2026. The balance sheet classification and amount owed may be subject to change depending on the timing of a final assessment from the IRS for the 2019 through 2022 audit years.

Note 8—Net Loss per Common Share

The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss from continuing operations, net of tax	$(17,961)	$(5,607)	$(113,499)	$(93,239)
Loss from discontinued operations, net of tax	(1,738)	(144,669)	(1,738)	(951,077)
Net loss	$(19,699)	$(150,276)	$(115,237)	$(1,044,316)

Weighted average shares outstanding - basic	76,909	77,288	76,745	77,069
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	76,909	77,288	76,745	77,069

Basic loss per common share:
Loss from continuing operations, net of tax	$(0.23)	$(0.07)	$(1.48)	$(1.21)
Loss from discontinued operations, net of tax	(0.02)	(1.87)	(0.02)	(12.34)
Net loss	$(0.25)	$(1.94)	$(1.50)	$(13.55)

Diluted loss per common share:
Loss from continuing operations, net of tax	$(0.23)	$(0.07)	$(1.48)	$(1.21)
Loss from discontinued operations, net of tax	(0.02)	(1.87)	(0.02)	(12.34)
Net loss	$(0.25)	$(1.94)	$(1.50)	$(13.55)

Share-based awards of approximately 1.0 million and 1.1 million for the three and nine months ended September 30, 2026 and 2.3 million and 2.2 million for the three and nine months ended September 30, 2025 were excluded from the calculation of diluted loss per common share as the effect would be anti-dilutive.

Note 9—Shareholders’ Equity

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program.

During the three and nine months ended September 30, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2026 and 2025:

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2026	$(1,811)	$(146)	$906	$(1,051)
Other comprehensive income (loss) before reclassifications	42	22	—	64
Income tax	(11)	—	—	(11)
Other comprehensive income (loss) before reclassifications, net of tax	31	22	—	53
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(408)	(408)
Income tax	—	—	106	106
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(302)	(302)
Other comprehensive income (loss)	31	22	(302)	(249)
Accumulated other comprehensive (loss) income, September 30, 2026	$(1,780)	$(124)	$604	$(1,300)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2025	$(4,887)	$(27,369)	$2,037	$(30,219)
Other comprehensive income (loss) before reclassifications	14	262	194	470
Income tax	(3)	—	(50)	(53)
Other comprehensive income (loss) before reclassifications, net of tax	11	262	144	417
Amounts reclassified from accumulated other comprehensive income (loss)	120	—	(946)	(826)
Income tax	(31)	—	246	215
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	89	—	(700)	(611)
Other comprehensive income (loss)	100	262	(556)	(194)
Accumulated other comprehensive (loss) income, September 30, 2025	$(4,787)	$(27,107)	$1,481	$(30,413)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2025	$(1,876)	$—	$991	$(885)
Other comprehensive income (loss) before reclassifications	130	(124)	816	822
Income tax	(34)	—	(213)	(247)
Other comprehensive income (loss) before reclassifications, net of tax	96	(124)	603	575
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1,338)	(1,338)
Income tax	—	—	348	348
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(990)	(990)
Other comprehensive income (loss)	96	(124)	(387)	(415)
Accumulated other comprehensive (loss) income, September 30, 2026	$(1,780)	$(124)	$604	$(1,300)

		Currency
	Retirement	Translation
	Plans	Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2024	$(5,770)	$(48,099)	$4,525	$(49,344)
Other comprehensive income (loss) before reclassifications	966	20,992	(1,127)	20,831
Income tax	(250)	—	293	43
Other comprehensive income (loss) before reclassifications, net of tax	716	20,992	(834)	20,874
Amounts reclassified from accumulated other comprehensive income (loss)	360	—	(2,986)	(2,626)
Income tax	(93)	—	776	683
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	267	—	(2,210)	(1,943)
Other comprehensive income (loss)	983	20,992	(3,044)	18,931
Accumulated other comprehensive (loss) income, September 30, 2025	$(4,787)	$(27,107)	$1,481	$(30,413)

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of September 30, 2026 for currently pending matters considered probable of loss is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions and insurer solvency.

Note 13—Recent Accounting Pronouncements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for disclosure of recent accounting pronouncements.

Note 14—Subsequent Events

On October 29, 2026, Accendra Funding and Byram entered into the Third Amendment to the Amended & Restated Receivables Purchase Agreement (the RPA Amendment), which amends the Amended Receivables Sale Program. The RPA Amendment extended the scheduled termination date from October 2027 until October 2029, with standard contingencies, and revises account control provisions and reporting obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale of Products & Healthcare Services Business

On February 28, 2025, we announced that we were actively engaged in discussions regarding the anticipated sale of our Products & Healthcare Services (P&HS) business. On October 7, 2025, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and among the Company, Dominion Healthcare Acquisition Corporation, a Delaware corporation (the Purchaser), and Dominion Healthcare Holdings, L.P., a Delaware limited partnership (the Purchaser Parent), to sell the P&HS business, for an aggregate of $375 million in cash, subject to certain adjustments for cash, indebtedness, net working capital and transaction expenses. On December 31, 2025, we completed the sale of the P&HS business pursuant to the Purchase Agreement. We retained a 5% equity interest in the P&HS business, which is reflected in other assets, net on our condensed consolidated balance sheets.

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

Loss from continuing operations, net of tax per common share was $(0.23) for the three months ended September 30, 2026 as compared to $(0.07) for the three months ended September 30, 2025. Our financial results for the three months ended September 30, 2026 as compared to the prior year were impacted by a decrease in net revenue of $95 million, an increase in interest expense, net of $8.6 million and an increase in exit and realignment charges, net of $4.9 million, partially offset by a decrease in cost of net revenue of $35 million, a decrease in acquisition-related charges and intangible amortization of $24 million, a decrease in the income tax provision of $21 million and lower selling, general, and administrative expenses (SG&A) of $16 million.

Loss from continuing operations, net of tax per common share was $(1.48) for the nine months ended September 30, 2026 as compared to $(1.21) for the nine months ended September 30, 2025. Our financial results for the nine months ended September 30, 2026 as compared to prior year were impacted by a decrease in net revenue of $210 million, an increase in interest expense, net of $25 million and a $17 million loss on modification and extinguishment of debt, partially offset by prior year expenses that did not recur in the current year period, including the transaction breakage fee of $80 million and transaction financing fees, net of $18 million, lower SG&A of $48 million, a decrease in cost of net revenue of $47 million, a decrease in the income tax provision of $26 million and lower exit and realignment charges, net of $9.1 million.

Refer to “Results of Operations” for further detail of quantitative and qualitative drivers of our results.

Balance Sheet Optimization Transaction

In June 2026, we exchanged and/or extended a substantial portion of our debt (the Balance Sheet Optimization Transaction). Pursuant to exchange offers (the Exchange Offers) for our outstanding 4.500% Senior Notes due 2029 (the 2029 Notes) and 6.625% Senior Notes due 2030 (the 2030 Notes, and together with the 2029 Notes, the Unsecured Notes), we offered (i) newly issued 9.000% Senior Secured First Lien Notes due 2032 (the 2032 Notes) to holders that participated in the new money issuance of the 2032 Notes and (ii) newly issued 9.750% Senior Secured Second Lien Notes due 2033 (the 2033 Notes, and together with the 2032 Notes, the Secured Notes).

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

At the expiration of the Exchange Offers, $478 million in aggregate principal amount of 2029 Notes were tendered and cancelled and $548 million in aggregate principal amount of 2030 Notes were tendered and cancelled, representing approximately 99.9% and 99.2% of the principal outstanding. Following such cancellation, and as of September 30, 2026, $0.3 million in aggregate principal amount of the 2029 Notes and $4.2 million in aggregate principal amount of the 2030 Notes remain outstanding. The Unsecured Notes are effectively subordinated to any of our secured indebtedness, including the Secured Notes and outstanding indebtedness under our credit agreements. The Exchange Offers of the Unsecured Notes for Secured Notes have been accounted for as a modification of debt in accordance with ASC 470, Debt.

The 2032 Notes will mature in June 2032 and have $539 million of principal outstanding excluding unamortized deferred financing costs as of September 30, 2026. The 2033 Notes will mature in June 2033 and have $698 million of principal outstanding excluding unamortized deferred financing costs as of September 30, 2026.

The completion of the Balance Sheet Optimization Transaction resulted in a loss on modification and extinguishment of debt of $17 million, including $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs.

Contract Termination with a Commercial Payor and Equipment Sales

A commercial Payor, with which we had multiple separately managed contracts, has terminated certain of our contracts with them. This termination resulted in minimal impacts to our operating income for the year ended December 31, 2025, as the transitions of agreements and services started late in the fourth quarter of 2025. Such transitions of agreements and services were completed throughout the first half of 2026. The terminated portion of this relationship reflected $37 million, or 2%, of our net revenue, including nearly all of our capitation revenue, for the nine months ended September 30, 2026. There was no related revenue for the three months ended September 30, 2026.

In connection with this contract termination, we sold $85 million of patient service equipment during the nine months ended September 30, 2026, which resulted in a $(51) million gain on sales of patient service equipment within exit and realignment charges, net on our condensed consolidated statements of operations. The proceeds from the sales are reflected within the proceeds from sale of patient service equipment line item within the investing activities section of our condensed consolidated statements of cash flows.

Leadership Transition

On October 5, 2026, Kenneth Gardner-Smith succeeded Edward A. Pesicka as President and Chief Executive Officer. Mr. Gardner-Smith has served on our Board of Directors since March 2022 and continues to serve as a director. In connection with the transition, Mr. Pesicka retired from the Board of Directors and entered into a consulting agreement with us, under which he will serve as an advisor for up to thirty months to support the transition. Also on October 5, 2026, Scott Lloyd joined the Company as Chief Commercial Officer, a newly created role that brings commercial strategy, sales, and provider and payor partnerships under a single leader. On October 28, 2026 Mr. Lloyd was appointed as an officer of the Company.

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

Net revenue.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Diabetes	$195,615	$201,372	$(5,757)	(2.9)%
Sleep therapy	144,487	185,799	(41,312)	(22.2)%
Home respiratory therapy	88,947	107,256	(18,309)	(17.1)%
Ostomy	55,227	53,274	1,953	3.7%
Wound care	41,603	48,001	(6,398)	(13.3)%
Urology	28,710	28,976	(266)	(0.9)%
Other	47,186	72,586	(25,400)	(35.0)%
Net revenue	$601,775	$697,264	$(95,489)	(13.7)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Diabetes	$580,222	$579,788	$434	0.1%
Sleep therapy	460,433	549,280	(88,847)	(16.2)%
Home respiratory therapy	277,297	325,388	(48,091)	(14.8)%
Ostomy	162,239	154,666	7,573	4.9%
Wound care	121,239	141,469	(20,230)	(14.3)%
Urology	89,796	85,815	3,981	4.6%
Other	151,563	216,659	(65,096)	(30.0)%
Net revenue	$1,842,789	$2,053,065	$(210,276)	(10.2)%

The decrease in net revenue for the three and nine months ended September 30, 2026 was primarily driven by an $82 million and $205 million decrease in revenue from the terminated commercial Payor contracts described above, which drove declines in several product categories, including sleep therapy and home respiratory therapy. For the three months ended September 30, 2026, excluding the impact of the commercial Payor contract termination and the sold non-core asset, notable drivers of the net revenue decline by product category included home respiratory therapy of $6.3 million, diabetes of $5.8 million, wound care of $2.6 million, and urology of $0.3 million, partially offset by growth in sleep therapy of $5.6 million and ostomy of $2.0 million.

For the nine months ended September 30, 2026, excluding the impact of the commercial Payor contract termination and the sold non-core asset, notable drivers of the net revenue decline by product category included home respiratory therapy of $16 million and wound care of $11 million, partially offset by growth in sleep therapy of $15 million, ostomy of $7.6 million and urology of $4.0 million.

Cost of net revenue.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of products sold	$305,214	$337,649	$(32,435)	(9.6)%
Patient service equipment depreciation	30,278	31,694	(1,416)	(4.5)%
Other costs	4,977	5,724	(747)	(13.1)%
Cost of net revenue	$340,469	$375,067	$(34,598)	(9.2)%
As a % of net revenue	56.6%	53.8%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of products sold	$932,118	$974,554	$(42,436)	(4.4)%
Patient service equipment depreciation	92,162	95,260	(3,098)	(3.3)%
Other costs	15,769	17,210	(1,441)	(8.4)%
Cost of net revenue	$1,040,049	$1,087,024	$(46,975)	(4.3)%
As a % of net revenue	56.4%	52.9%

The decrease in cost of net revenue for the three and nine months ended September 30, 2026 reflects the lower cost associated with net revenue decline of 13.7% and 10.2%. The increase in cost of net revenue as a percentage of net revenue for the three and nine months ended September 30, 2026 reflected lower collection rates.

Operating expenses.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$249,463	$265,838	$(16,375)	(6.2)%
As a % of net revenue	41.5%	38.1%
Acquisition-related charges and intangible amortization	$4,975	$29,229	$(24,254)	(83.0)%
Exit and realignment charges, net	$5,534	$660	$4,874	738.5%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$748,248	$796,061	$(47,813)	(6.0)%
As a % of net revenue	40.6%	38.8%
Transaction breakage fee	$—	$80,000	$(80,000)	NM
Acquisition-related charges and intangible amortization	$63,433	$66,603	$(3,170)	(4.8)%
Exit and realignment charges, net	$7,750	$16,826	$(9,076)	(53.9)%
NM - Not meaningful

The decrease in SG&A for the three and nine months ended September 30, 2026 was driven primarily by a reduction in net revenue of $95 million and $210 million and realized personnel and other savings primarily due to the termination of the aforementioned contract with a commercial Payor, partially offset by inflationary increases.

Transaction breakage fee represents a cash payment to Rotech of $80 million during the nine months ended September 30, 2025 for the termination of the Rotech acquisition.

Acquisition-related charges were $22 million for the nine months ended September 30, 2025 related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Intangible amortization was $5.0 million and $63 million for the three and nine months ended September 30, 2026 and $29 million and $44 million for the three and nine months ended September 30, 2025 relating to intangible assets acquired in the Apria and Byram acquisitions. The change in amortization expense for the three and nine months ended September 30, 2026 as compared to the prior year was driven by the remaining useful life for an intangible asset being modified as of June 30, 2025, as a result of a notice of a contract termination with a commercial Payor. As of June 30, 2026, this customer relationship intangible asset had been fully amortized and removed from our condensed consolidated balance sheet.

Exit and realignment charges, net were $5.5 million and $7.8 million for the three and nine months ended September 30, 2026 and primarily included a $(33) million gain on the sale of a non-core asset in each period and $34 million and $82 million of P&HS Sale related costs, inclusive of $30 million and $65 million of reimbursable separation costs, $1.4 million and $3.9 million of professional fees, and $2.9 million and $5.9 million of and charges related to IT and other strategic initiatives. Exit and realignment charges, net for the nine months ended September 30, 2026 also included a $(51) million gain on sales of patient service equipment in connection with the contract termination with the commercial Payor described above. Exit and realignment charges, net were $0.7 million and $17 million for the three and nine months ended September 30, 2025. These charges included professional fees associated with strategic initiatives of $0.1 million and $8.2 million and charges related to IT strategic initiatives of $0.4 million and $0.9 million for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2025, exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5.

Non-operating expenses.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense, net	$37,621	$29,029	$8,592	29.6%
Effective interest rate	8.2%	6.9%
Other expense, net	$532	$1,076	$(544)	(50.6)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest expense, net	$104,509	$79,252	$25,257	31.9%
Effective interest rate	7.2%	7.0%
Loss on modification and extinguishment of debt	$17,296	$—	$17,296	NM
Transaction financing fees, net	$—	$18,288	$(18,288)	NM
Other expense, net	$2,197	$2,993	$(796)	(26.6)%
NM - Not meaningful

Interest expense, net for the three and nine months ended September 30, 2026 increased compared to the prior year period during which we allocated interest expense, net to discontinued operations as a ratio of net assets and total debt in accordance with ASC 205, Presentation of Financial Statements. See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations interest expense, net for the three and nine months ended September 30, 2025. Additionally, there was an increase in the effective interest rate of 132 and 27 basis points for the three and nine months ended September 30, 2026 as compared to the prior year. In addition, interest expense, net and the effective interest rate for the three and nine months ended September 30, 2026 were reduced by $4.3 million and $5.0 million of principal recapture liability amortization resulting from our Balance Sheet Optimization Transaction. See Note 1 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our accounting policy associated with the principal recapture liability.

Loss on modification and extinguishment of debt of $17 million includes $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs upon the completion of the Balance Sheet Optimization Transaction.

Transaction financing fees, net for the nine months ended September 30, 2025 includes $12 million in net interest paid and $6.7 million in recognition of previously deferred debt issuance costs, all in connection with the previously expected Rotech acquisition.

Other expense, net for the three and nine months ended September 30, 2026 and 2025 primarily includes interest cost and net actuarial losses related to our U.S. retirement plan.

Income taxes.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax (benefit) provision	$(18,858)	$1,972	$(20,830)	(1,056.3)%
Effective tax rate	51.2%	(54.3)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Income tax benefit	$(27,194)	$(743)	$(26,451)	(3,560.0)%
Effective tax rate	19.3%	0.8%

The change in these rates was primarily from changes in results of operations, including the tax treatment associated with the Balance Sheet Optimization Transaction completed during the nine months ended September 30, 2026, and the tax treatment associated with the $80 million transaction breakage fee incurred during the nine months ended September 30, 2025.

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

The following tables present the reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA and FCF for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Loss from continuing operations, net of tax, as reported (GAAP)	$(17,961)	$(5,607)
Income tax (benefit) provision	(18,858)	1,972
Interest expense, net	37,621	29,029
Acquisition-related charges and intangible amortization (1)	4,975	29,229
Exit and realignment charges, net (3)	5,534	660
Litigation and related charges (5)	—	1,765
Other depreciation and amortization (6)	33,943	34,870
Stock compensation (7)	2,113	(168)
Other (9)	408	424
Adjusted EBITDA (non-GAAP)	47,775	92,174
Non-cash convert to sale write off expense (10)	7,436	9,387
Patient service equipment capital expenditures	(38,509)	(42,046)
Interest paid	(10,861)	(30,293)
Free cash flow (non-GAAP)	$5,841	$29,222

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Loss from continuing operations, net of tax, as reported (GAAP)	$(113,499)	$(93,239)
Income tax benefit	(27,194)	(743)
Interest expense, net	104,509	79,252
Acquisition-related charges and intangible amortization (1)	63,433	66,603
Transaction breakage fee (2)	—	80,000
Exit and realignment charges, net (3)	7,750	16,826
Transaction financing fees, net (4)	—	18,288
Litigation and related charges (5)	64	2,156
Other depreciation and amortization (6)	102,927	105,628
Stock compensation (7)	9,721	8,784
Loss on modification and extinguishment of debt (8)	17,296	—
Other (9)	1,225	1,272
Adjusted EBITDA (non-GAAP)	166,232	284,827
Non-cash convert to sale write off expense (10)	26,333	35,070
Patient service equipment capital expenditures	(123,648)	(143,790)
Interest paid	(90,185)	(96,138)
Free cash flow (non-GAAP)	$(21,268)	$79,969

The following items have been excluded from our non-GAAP financial measures:

(1) Acquisition-related charges and intangible amortization for the nine months ended September 30, 2025 includes $22 million of acquisition-related charges related to the terminated acquisition of Rotech, which consisted primarily of legal and professional fees. Acquisition-related charges and intangible amortization also includes amortization of intangible assets established during acquisition method of accounting for business combinations. Acquisition-related charges consist primarily of one-time costs related to acquisitions, including transaction costs necessary to consummate acquisitions, which consist of investment banking advisory fees and legal fees, director and officer tail insurance expense, as well as transition costs, such as severance and retention bonuses, IT integration costs and professional fees. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results.

(2) Transaction breakage fee represents a cash payment to Rotech of $80 million during the nine months ended September 30, 2025 for the termination of the Rotech acquisition.

(3) Exit and realignment charges, net were $5.5 million and $7.8 million for the three and nine months ended September 30, 2026 and primarily included a $(33) million gain on the sale of a non-core asset, $34 million and $82 million of P&HS Sale related costs, inclusive of reimbursable separation costs of $30 million and $65 million, $1.4 million and $3.9 million of professional fees, and $2.9 million and $5.9 million of charges related to IT and other strategic initiatives. Exit and realignment charges, net for the nine months ended September 30, 2026 also included a $(51) million gain on sales of patient service equipment in connection with the contract termination with the commercial Payor described above. Exit and realignment charges, net were $0.7 million and $17 million for the three and nine months ended September 30, 2025. These charges included professional fees associated with strategic initiatives of $0.1 million and $8.2 million and charges related to IT strategic initiatives of $0.4 million and $0.9 million for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2025, exit and realignment charges, net also included $6.8 million related to wind-down costs of Fusion5. These costs are not normal recurring, cash operating expenses necessary for the Company to operate its business on an ongoing basis.

(4) Transaction financing fees, net for the nine months ended September 30, 2025 includes $12 million in net interest paid and $6.7 million in recognition of previously deferred debt issuance costs, all in connection with the previously expected Rotech acquisition.

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

(8) Loss on modification and extinguishment of debt of $17 million includes $16 million debt modification third party fees and $0.8 million in recognition of previously deferred debt issuance costs from the completion of the Balance Sheet Optimization Transaction.

(9) For the three and nine months ended September 30, 2026 and 2025, other includes interest costs and net actuarial losses related to our frozen noncontributory, unfunded retirement plan for certain retirees in the U.S.

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

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO). We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement, or a combination thereof of approximately $6.5 million.

The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the U.S. Changes in our working capital can vary in the normal course of business based upon the timing of capital expenditures, inventory purchases, collections of accounts receivable and payments to suppliers.

			Change
(Dollars in thousands)	September 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$26,608	$281,989	$(255,381)	(90.6)%
Accounts receivable, net	$107,323	$95,907	$11,416	11.9%
DSO (1)	16.4	12.4
Accounts payable	$381,885	$363,565	$18,320	5.0%

(1)Based on period end accounts receivable, net and net revenue for the quarters ended September 30, 2026 and December 31, 2025. Excluding the impact of the Amended Receivables Sale Program, DSO would have been 37.2 and 29.8 as of September 30, 2026 and December 31, 2025.

Refer to the liquidity and capital expenditures section below for additional information on the change in the cash and cash equivalents balance as compared to December 31, 2025.

Liquidity and capital expenditures. The following table summarizes our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Net cash (used for) provided by:
Operating activities from continuing operations	$(93,495)	$19,725
Operating activities from discontinued operations	—	(189,701)
Operating activities	(93,495)	(169,976)
Investing activities from continuing operations	28,446	(101,391)
Investing activities from discontinued operations	—	(39,190)
Investing activities	28,446	(140,581)
Financing activities from continuing operations	(190,292)	260,669
Financing activities from discontinued operations	—	44,905
Financing activities	(190,292)	305,574
Effect of exchange rate changes	(40)	1,767
Net decrease in cash and cash equivalents	$(255,381)	$(3,216)

Cash used for operating activities in the first nine months of 2026 reflected a net loss and unfavorable changes in working capital, including $32 million in payments related to professional and closing costs of the P&HS Sale, a $19 million tax payment as described in Note 7 in the Notes to Condensed Consolidated Financial Statements, $16 million in payment of third-party fees in connection with the Balance Sheet Optimization Transaction for debt treated as a modification, a $15 million payment of reimbursable separation costs related to the P&HS Sale as described in Note 4 in the Notes to Condensed Consolidated Financial Statements, and an $11 million unfavorable change in accrued payroll and related liabilities including the timing of teammate incentives, net of $26 million of prefunded payroll recorded within other current assets at December 31, 2025. Cash used for operating activities in the first nine months of 2025 reflected a net loss including the impact of the $80 million transaction breakage fee for the termination of the Rotech acquisition, $18 million in transaction financing fees, net for the Rotech acquisition financing, $22 million in legal settlement payments for two litigation matters, and unfavorable changes in working capital. Cash used for operating activities from discontinued operations included a $150 million increase in P&HS inventory, partially offset by a $130 million benefit from accounts receivables sold under the Receivables Sale Program, $104 million of which relates to accounts receivables sold of the P&HS business.

Cash provided by investing activities in the first nine months of 2026 included capital expenditures of $131 million, primarily for patient service equipment and our strategic and operational efficiency initiatives associated with other fixed assets and capitalized software, offset by $125 million in proceeds from sales of patient service equipment including $85 million in proceeds from sales in connection with the Payor contract termination, and $33 million in proceeds from the sale of a non-core asset. Cash used for investing activities in the first nine months of 2025 included capital expenditures of $153 million, primarily for patient service equipment and $39 million in cash used from discontinued operations, offset by $53 million in proceeds from sales of patient service equipment.

Cash used for financing activities in the first nine months of 2026 includes $21 million in debt issuance costs paid and net repayments of $169 million under our Revolving Credit Agreement. Cash provided by financing activities in the first nine months of 2025 included net borrowings of $271 million under our Revolving Credit Agreement. Cash provided by financing activities from discontinued operations includes a bank overdraft of $47 million due to a bank administrative error by our agent bank on September 30, 2025. This matter was resolved the following business day.

Capital Resources. Our primary sources of liquidity include cash and cash equivalents, our Amended Receivables Sale Program, and our Revolving Credit Agreement. These funds are used to meet our cash obligations which primarily consist of debt service costs, capital expenditures including patient service equipment, inventory purchases, teammate costs, and other operating and non-operating costs.

We believe cash generated by operating activities, including available cash proceeds from the Amended Receivables Sale Program, available financing sources, and borrowings under the Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases and other short-term and long-term cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in general economic conditions may impact: (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us and (iii) our cost of borrowing.

We have incurred recurring losses and cash outflows from operating activities during 2026. In an effort to alleviate these conditions, management evaluated various revenue generating and cost-saving measures in order to improve profitability and cash flows from operations and developed a value creation plan, which is in progress.

The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including successful implementation of cost-saving measures, continued growth in sleep and respiratory, and optimizing our revenue cycle management to ensure we collect timely and completely. Our liquidity forecasts are based upon successful execution of our value creation plan and includes management’s best estimate of the timing for achieving the benefits from the plan. The extent to which our future results and liquidity needs are further affected may depend on our ability to implement cost-saving measures, win referrals, support and maintain patients over the life of their therapy and timely collect revenue. We believe continued execution of our value creation plan and our current liquidity position will be sufficient to meet short-term and long-term cash requirements.

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

Total accounts receivable sold under the Amended Receivables Sale Program were $229 million and $695 million during the three and nine months ended September 30, 2026. We collected $223 million and $693 million of the sold accounts receivable during the three and nine months ended September 30, 2026. The losses on sale of accounts receivable recorded in SG&A were $1.7 million and $5.0 million for the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025 there was a total of $136 million and $134 million of uncollected accounts receivable sold and removed from our condensed consolidated balance sheet under the Amended Receivables Sale Program.

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

At September 30, 2026, we had $35 million in outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduced Revolving Credit Agreement availability, totaling $27 million, leaving $238 million available for borrowing.

At December 31, 2025, we had $204 million in outstanding borrowings on our Revolving Credit Agreement and letters of credit outstanding, which reduced Revolving Credit Agreement availability, totaling $30 million, leaving $217 million available for borrowing. As described in Note 5 in the Notes to Condensed Consolidated Financial Statements, the borrowing capacity was amended on June 15, 2026. As of December 31, 2025, the borrowing capacity was $450 million.

The Revolving Credit Agreement, the Credit Agreement, the Amended Receivables Sale Program, the 2032 Notes and the 2033 Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Revolving Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with these covenants at September 30, 2026. Assuming the continued execution of our value creation plan, we expect to remain in compliance with these covenants. However, if we are unable to do so, the acceleration of payments due and losing our ability to access borrowings under our Revolving Credit Agreement would negatively impact our liquidity position and our ability to meet our cash obligations.

If we do not successfully achieve cost savings or experience an increase in revenues consistent with our projected timing under the value creation plan, additional capital sources may be required, the timing and source of which are uncertain. We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. We have, from time to time, entered into, and from time to time in the future, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program. During the three and nine months ended September 30, 2026, we did not repurchase any shares. During the period from February 26, 2025 (the date the share repurchase program was authorized) through December 31, 2025, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 13 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2026.

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

●	our ability to successfully separate from the P&HS business;
●	our ability to successfully transition off of transition services timely;
●	increasing competitive and pricing pressures in the marketplace;
●	our ability to retain existing and attract new customers and our dependence on sales to certain customers;
●	our dependence on certain vendors, suppliers and third-parties;
●	our ability to successfully identify, close, manage or integrate acquisitions;
●	our ability to successfully implement our strategic initiatives;
●	volatility in the price of our common stock and securities and our ability to cure noncompliance with NYSE listing standards and maintain the listing of our common stock on the NYSE;
●	our ability to successfully transition and onboard the Company’s new President and CEO;
●	uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
●	uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
●	the risk that information systems are interrupted, damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems or a third party’s information systems that impacts our business;
●	uncertainties related to reimbursement qualification for non-invasive ventilation products;
●	the ability of customers and suppliers to meet financial commitments due to us;
●	changing trends in customer profiles and ordering patterns;
●	our ability to manage operating expenses and improve operational efficiencies;
●	availability of, and our ability to access, special inventory buying opportunities;
●	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
●	our ability to attract and retain talented and qualified teammates;
●	recalls of any products, or safety risks or the discovery of serious safety issues with the products we sell;
●	changes, delays and uncertainties in the reimbursement process;
●	our ability to meet the terms to qualify for supplier incentives;

●	our ability to avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
●	our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and notes;
●	risks related to public health crises or future outbreaks of health crises or other adverse public health developments;
●	the risk of an impairment to goodwill or other long-lived assets;
●	our ability to timely or adequately respond to technological advances;
●	our failure to adequately insure against losses, including from substantial claims and litigation;
●	our ability to meet performance targets specified by customer contracts under contractual commitments;
●	the outcome of outstanding and any future litigation, including product and professional liability claims; and
●	other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain quantitative and qualitative market risk disclosures are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Changes to our variable rate debt are described in Note 5 in the Notes to Condensed Consolidated Financial Statements and the termination of our interest rate swap is described in Note 6 in the Notes to Condensed Consolidated Financial Statements. Through September 30, 2026, there have been no material changes in the quantitative and qualitative market risk disclosures described in such Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Through September 30, 2026, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2025.  These risk factors are in addition to those set forth in our Annual Report mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business. Through September 30, 2026, there have been no other material changes in the risk factors described in such Annual Report.

The market price for our common stock does not meet the New York Stock Exchange (NYSE) continued listing requirements and our efforts to cure the noncompliance may be unsuccessful.

Our common stock is subject to continued listing requirements on the NYSE as set forth in the NYSE’s Listed Company Manual. As previously disclosed, on October 6, 2026, we received notice from the NYSE that we were not in compliance with its continued listing standards because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. This notice has no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements. We have a period of six months following the receipt of this notice to regain compliance with the minimum share price requirement. We intend to cure the NYSE minimum stock price listing requirement through a reverse stock split, which requires shareholder approval. We have called a special meeting of shareholders to approve a reverse stock split at a ratio in the range of 1-for-20 to 1-for-30. We cannot assure that the reverse stock split proposal will be approved and implemented.

As previously disclosed, on October 27, 2026, we received notice from the NYSE that we were not in compliance with its continued listing standards because we have an average market capitalization of less than $50 million over a consecutive 30 trading-day period and stockholders’ equity of less than $50 million. This notice has no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements. We have a period of 18 months following receipt of this notice to regain compliance with the market capitalization and stockholders’ equity requirement. The Company is considering a number of available alternatives to cure its non-compliance with this NYSE continued listing standard. The NYSE will review the Company’s business plan and, if accepted, the Company will be subject to quarterly monitoring by the NYSE of the progress of the business plan.

While we intend to regain compliance, the NYSE could ultimately delist our common stock if we fail to do so. Given our recent stock price decline and recent financial challenges, including the loss of significant Payor contracts, and the divestiture of our P&HS business, there is a risk that our stock price could remain below the minimum share price requirement. If our stock were delisted and traded on the over-the-counter market, it would significantly reduce liquidity, make it more difficult for shareholders to sell their shares, impair our ability to raise capital and could have a material adverse effect on our business operations and our financial condition, results of operations and cash flows.

Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business.

Any significant leadership changes or senior management transitions involve inherent risk. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million through February 2027. We do not intend to make use of the authorized repurchase program.

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
February 26-February 28, 2025	—	$—	—	$100,000
March 1-March 31, 2025	173	$8.66	173	$98,500
April 1-April 30, 2025	653	$7.87	653	$93,360
May 1-May 31, 2025	—	$—	—	$93,360
June 1-June 30, 2025	—	$—	—	$93,360
July 1-July 31, 2025	—	$—	—	$93,360
August 1-August 31, 2025	—	$—	—	$93,360
September 1-September 30, 2025	—	$—	—	$93,360
October 1-October 31, 2025	—	$—	—	$93,360
November 1-November 30, 2025	1,129	$3.10	1,129	$89,860
December 1-December 31, 2025	—	$—	—	$89,860
January 1-January 31, 2026	—	$—	—	$89,860
February 1-February 28, 2026	—	$—	—	$89,860
March 1-March 31, 2026	—	$—	—	$89,860
April 1-April 30, 2026	—	$—	—	$89,860
May 1-May 31, 2026	—	$—	—	$89,860
June 1-June 30, 2026	—	$—	—	$89,860
July 1-July 31, 2026	—	$—	—	$89,860
August 1-August 31, 2026	—	$—	—	$89,860
September 1-September 30, 2026	—	$—	—	$89,860
Total (3)	1,955		1,955

(1)	On February 26, 2025, our Board of Directors authorized a share repurchase program of up to $100 million. The program expires in February 2027. We do not intend to make use of the authorized repurchase program.
(2)	During the period from February 26, 2025 (the date the share repurchase program was authorized) through September 30, 2026, we repurchased shares in open-market transactions and retired approximately 2.0 million shares of our common stock for an aggregate of $10 million, or a weighted average price per share of $5.19.
(3)	Represents the period from February 26, 2025 (the date the share repurchase program was authorized) through September 30, 2026.

Item 5. Other Information.

On August 14, 2026, Perry Bernochi, Executive Vice President and Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended to sell up to 33,161 shares of Accendra Health, Inc. common stock between November 16, 2026 and November 20, 2026, subject to certain conditions.

Item 6. Exhibits

(a)	Exhibits
3.1
3.1

Articles of Amendment designating Series C Cumulative Preferred Stock of Accendra Health, Inc., as filed with the Secretary of the Commonwealth of Virginia on August 10, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 10, 2026).

4.1

Section 382 Rights Agreement, dated as of August 10, 2026, between Accendra Health, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 10, 2026).

10.1

Offer Letter, accepted September 16, 2026, between Accendra Health, Inc. and Kenneth Gardner-Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2026).

10.2

Consulting Agreement, dated September 28, 2026, between Accendra Health, Inc. and Edward A. Pesicka (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on September 28, 2026).

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

Accendra Health, Inc.
(Registrant)

Date: November 5, 2026	/s/ Kenneth Gardner-Smith
Kenneth Gardner-Smith
President, Chief Executive Officer & Director

Date: November 5, 2026	/s/ Jonathan A. Leon
Jonathan A. Leon
Executive Vice President & Chief Financial Officer